Form 10-K/A
period 1996-05-31
MEDICUS SYSTEMS CORP /DE/
filed 1996-09-30
CIK 1006361

UNITED STATES
               SECURITIES EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        FORM 10-K/A-1
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                             OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended May 31, 1996

               Commission File No. 0-27614

               MEDICUS SYSTEMS CORPORATION
       A Delaware Corporation          IRS Employer
                                    Identification No.
                                        36-4056769

                One Rotary Center, Suite 1111
                 Evanston, Illinois  60201
                      (847) 570-7500

 Securities Registered Pursuant to Section 12(b) of the
   Act: None

 Securities Registered Pursuant to Section 12(g) of the
   Act: Common Stock, par value $.01 per share
                       (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.[X] Yes [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [X]

   As of August 15, 1996, there were 6,446,132 shares of common stock outstanding, and the aggregate market value of the common stock (based upon the August 15, 1996 closing sale price on the NASDAQ National Market System) held by nonaffiliates was approximately $32,230,660.

                MEDICUS SYSTEMS CORPORATION

                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The officers and directors of the Company, their ages and their positions with the Company are provided in the table below.

   Name                 Age         Position
   ====                 ===         ========
Richard C. Jelinek       59    Chairman of the Board of
                               Directors
Patrick C. Sommers       49    President, Chief Executive
                               Officer and Director
Susan P. Dowell          44    Executive Vice President
Angus J. Carroll         37    Senior Vice President
Raymond J. Hanson, Jr.   44    Senior Vice President
Frank A. Pierce          49    Senior Vice President
Robert C. Steffel        43    Senior Vice President
William W. Cowan         32    Vice President, Chief
                               Financial Officer and
                               Asst. Secretary
Susan K. Doctors         55    Vice President
Donald M. Dorfman        44    Vice President
Lynda D. Hernandez       40    Vice President
Michael Y. Kaminaka      41    Vice President
Ralph D. Keiser          38    Vice President
Timothy K. Rutledge      38    Vice President
Stephen F. Sedlock       32    Vice President
William G. Brown         53    Secretary and Director
Jon E.M. Jacoby          58    Director
Risa Lavizzo-Mourey      42    Director
Walter J. McNerney       70    Director
Gail L. Warden           58    Director

   Officers serve at the pleasure of the Board.

   Richard C. Jelinek, Ph.D., Chairman of the Board of
Directors, was co-founder of the predecessor of the Predecessor Corporation in 1969 and served as Chairman of the Board of the Predecessor Corporation from its incorporation in December 1984 until the Distribution.
From December 1984 through February 1996, he also served as the Predecessor Corporation's Chief Executive Officer.
From 1983 to 1985, he was also Chairman of the Board and Chief Executive Officer of Mediflex Systems Corporation.
Since July 1996, he has also been Chairman of Managed Care Solutions, Inc. Prior to founding the
Company, Dr. Jelinek was Associate Professor of
Industrial Engineering and Hospital Administration and
Director, Systems Engineering Group, Bureau of Hospital
Administration at the University of Michigan.
He has a Ph.D. in Industrial Engineering from the University of Michigan. Dr. Jelinek also serves as a director of Spectra Medical Systems, Inc. He was a director of the Predecessor Corporation from its incorporation in 1984, and has been a director of the Company and Managed Care Solutions, Inc. since the
Distribution.

   Patrick C. Sommers, President and Chief Executive
Officer, joined the Predecessor Corporation in February
1996. From 1992 to 1996, Mr. Sommers served as President of Ceridian Employer Services, a $400 million division of Ceridian Corporation (formerly Control Data Corporation).
From 1990 to 1992, Mr. Sommers was President of GTE
Information Services, a division of GTE Corporation, and from 1969 to 1990, he served in successive management positions with Dun & Bradstreet Corporation, culminating with his position as President of Dun & Bradstreet
Information Resources, Inc.

   Susan P. Dowell, Executive Vice President, is responsible for the operations of the Company's product divisions.
Ms. Dowell was Senior Vice President responsible for software products development and operations. Previously, she was Vice President for the Clinical Data Systems division. She joined the Predecessor Corporation in November, 1986 and served successively as Senior Consultant and Product Manager. She first became an officer of the Predecessor Corporation in 1987. Prior to joining the Predecessor Corporation in November, 1986, Ms. Dowell was Director of Patient Data Services at the University of Washington. Ms. Dowell is past President of the American Health Information Management Association (AHIMA).

   Angus J. Carroll, Senior Vice President, is responsible for strategic planning and business development. From 1993 to 1996, Mr. Carroll served as Vice President of Business Development at Ceridian Employer Services. From 1990 to 1993, he was Director of Business Planning at GTE Corporation. From 1979 to 1990, Mr. Carroll held successive management positions with Dun & Bradstreet Corporation, culminating with his position as Assistant Vice President of Computer Development. Mr. Carroll received his M.B.A. from Fairleigh-Dickinson University.

   Raymond J. Hanson, Jr., Senior Vice President, is responsible for all sales operations. Mr. Hanson's career with the Predecessor Corporation began in 1978 as manager of marketing, sales and regional client support for the Eastern United States. Later, as a corporate officer, he successfully launched the Bethesda, Inc. contract. From
1994 to September 1995, Mr. Hanson served as Executive Vice
President of CMSI, Inc.  Mr. Hanson received his B.S. in
Industrial Engineering from the University of Rhode Island and his M.B.A. from Bryant College.

   Frank A. Pierce, Senior Vice President, is responsible for product development efforts. He was previously responsible for the strategic management of the Patient Focused Systems division. Prior to joining the Predecessor Corporation in May, 1994, Mr. Pierce was CEO of MDAX Corporation. From 1991 to 1994, Mr. Pierce was
Director of Nursing Systems with Critikon Corporation, a subsidiary of Johnson and Johnson. From March, 1983 to
March, 1991, Mr. Pierce was founder, President and
Chairman of the Board of MDAX Corporation.

   Robert C. Steffel, Senior Vice President, is responsible for the Contract Management and Information Services businesses. Most recently, Mr. Steffel worked for the Predecessor Corporation as consultant to a large hospital that has successfully transitioned into an integrated health system consisting of three client hospitals and a large regional HMO. Prior to joining the Predecessor Corporation in December, 1991, he was Vice President, Information Systems of Specialty Home Health Care from 1989 to 1991. He also served as Director of Information Systems and Management Engineering at Curaflex Home Health Care from 1988 to 1989.

   William W. Cowan, Vice President, Chief Financial Officer and Asst. Secretary, is responsible for all finance, accounting, treasury and contracting functions. From 1994 to 1995, he was Senior Director of the Decision Support Systems division of the Predecessor Corporation. Mr. Cowan joined the Predecessor Corporation in 1993 as Assistant to the Chairman responsible for financial analysis, investor relations and third party contracting. From 1992 to 1993, Mr. Cowan was a post-graduate Fellow at Intermountain Healthcare, Inc. Prior to 1992, he held successive management positions in operations and finance with other healthcare related organizations. Mr. Cowan received his M.B.A. and his M.S. in Health Services Administration from the University of Michigan.

   Susan K. Doctors, Vice President, is responsible for Human Resources and Operations Resources having joined the Predecessor Corporation in 1995. From 1993 to 1995, Ms. Doctors worked as an independent consultant. Prior to 1993, Ms. Doctors served in successive management positions at Official Airline Guides, Inc.

   Donald M. Dorfman, Vice President, is responsible for the operations of the Patient Focused Systems division. Prior to joining the Predecessor Corporation in May, 1994, Mr. Dorfman was COO and Vice President of MDAX Corporation.
From 1991 to 1994, Mr.Dorfman was Manager of Nursing Systems with Critikon Corporation, a subsidiary of Johnson and Johnson. Prior to that, Mr. Dorfman was Vice President of Operations of MDAX Corporation from March, 1983 to March, 1991.

   Lynda D. Hernandez, Vice President, is responsible for the operations of the Clinical Data Systems division. Most recently, Ms. Hernandez served as Senior Director for operations of the Predecessor Corporation. From 1990 to 1992 she was manager of Technical Support, Interfaces and Client Services in the Clinical Data Systems division.
Prior to 1990, Ms. Hernandez served in successive technical and management positions with the Predecessor Corporation.

   Michael Y. Kaminaka, Vice President, is responsible for
Clinical Data Systems sales having rejoined the Predecessor
Corporation in 1995. From 1994 to 1995, he served in sales management with S.T.C. Datagate. From 1993 to 1994, he was the National Accounts Manager at Innovative Healthcare
Systems. From 1985 to 1993, Mr. Kaminaka served in successive management and sales positions with the Predecessor Corporation.

   Ralph D. Keiser, Vice President, is responsible for all corporate and divisional marketing. Before joining the Predecessor Corporation in April, 1995, he served as Vice
President and General Manager of the Healthcare Systems
Group of Synthesys Technologies, Inc., where he was responsible for the management of product development, training, support, third party relationships, marketing and sales since joining in 1990.

   Timothy K. Rutledge, Vice President, is responsible for the operations of the Decision Support Systems division.
He joined the Predecessor Corporation in June, 1992 following the acquisition of Innovate Software Solutions, Inc. which he co-founded in 1989. He held successive management positions with that firm until its acquisition by Medicus. Previously, he served as a manager for Price
Waterhouse.

   Stephen F. Sedlock, Vice President, is responsible for the operations of the Resource Case Management Systems division. From 1993 to 1995, Mr. Sedlock served as a Regional Sales Manager for the Decision Support Systems division of the Predeccessor Corporation. Prior to 1993, he served as manager of EIS Development at Bethesda Hospital for the Company and as an applications consultant at Comshare, Inc. Mr. Sedlock received his M.B.A. from Xavier University.

   William G. Brown, is a partner of Bell, Boyd &
Lloyd, Chicago, IL, counsel to the Company, and has been Secretary and a director of the Predecessor
Corporation from its incorporation in December 1984 until the Distribution, and of the Company and Managed Care
Solutions, Inc. since the Distribution. Mr. Brown is also a director of MYR Group, Inc., Dovenmuehle Mortgage,
Inc. and CFC International, Inc.

   Jon E.M. Jacoby is Executive Vice President,
Chief Financial Officer and member of the Board of Directors of Stephens Group, Inc., an affiliate of Stephens Inc. Mr. Jacoby is also a director of American
Classic Voyages Co., St. Vincent Infirmary Medical
Center, SD Leasing, Inc., Pine Bluff Warehouse Company,
Systematics, Inc. and Beverly Enterprises, Inc. He was first elected a director of the Predecessor Corporation in 1991 and has been a director of the Company since the Distribution.

   Risa Lavizzo-Mourey is the Class of 1970
Associate Professor of Medicine and Health Care Systems at the University of Pennsylvania and a board certified Internist and Geriatrician. Dr. Lavizzo-Mourey earned her medical degree at Harvard Medical School followed by a Masters of Business Administration at the University of Pennsylvania's Wharton School. After completing a residency in internal medicine at Brigham and Women's Hospital in Boston, MA, she was a Robert Wood
Johnson Clinical Scholar at the University of
Pennsylvania. She also held faculty appointments at the Harvard Medical School and Temple University Medical
School.  Dr. Lavizzo-Mourey has served on numerous
Federal advisory committees, including the White House
Task Force on Health Care Reform where she co-chaired the Working Group on Quality of Care. She continues to be a consultant to the White House on Health Care Policy. Ms. Lavizzo-Mourey joined the Predecessor Corporation Board in April, 1994, and has served as a director of the Company and Managed Care Solutions, Inc. since the Distribution.

   Walter J. McNerney is the Herman Smith Professor of Health Policy at the J.L. Kellogg Graduate School of
Management, Northwestern University and Chairman of
Walter J. McNerney and Associates.  From 1978 to 1981,
Mr. McNerney was national President of the Blue Cross and Blue Shield Association. Mr. McNerney is Chairman of the
Board of McNerney Heintz, Inc. He is also Chairman of the
Board of American Health Properties, Inc. and a director of Hanger Orthopaedic Group, Inc., The Hospital Fund,
Inc., Hospital Research and Educational Trust, Institute for the Future, Institute of Physician Management
Relations, National Executive Service Corps., Nellcor
Corp., Osteotech Inc., The Stanley Works, Inc., Value
Health, Inc. and Ventritex. He was first elected a director of the Predecessor Corporation in 1985 and has been a director of the Company and Managed Care Solutions, Inc. since the Distribution.

   Gail L. Warden is President and Chief Executive
Officer of Henry Ford Health System, Detroit, MI.
Mr. Warden is Past Chairman and Board Member of the
American Hospital Association Board of Trustees and a member of the Governing Council of the Institute of Medicine of the National Academy of Sciences. Mr. Warden is also a director of the Robert Wood Johnson Foundation, Comerica Bank Midwest of Detroit, Mental Health
Management and American Healthcare Systems.  In addition,
Mr. Warden is Chairman of the Michigan Medicaid Funding
Task Force, Vice Chairman of the Matthew Thorton Health
Plan, and a member of the Association for Health Services
Research and the Pew Health Professions Commission. He is past Chairman of the Board of Trustees of the National
Committee for Quality Assurance. He was first elected a director of the Predecessor Corporation in 1988 and has served as a director of the Company since the Distribution.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
                                             Long-Term
                                            Compensation
                                            ============
                                             Securities
                      Annual Compensation    Underlying
Name and            ======================    Options/   All Other
Principal           Fiscal   Salary  Bonus      SARs    Compensation
Position <F1>       Year<F2>  ($)     ($)       (#)       ($)<F3>
==================  =======  ======  =====     ====     ============
Richard C. Jelinek
Chairman              1996   247,917             5,000     10,605
Patrick C. Sommers
Chief Executive
Officer<F4>           1996    63,465           718,000
James M. Alland
Exec. Vice President  1996   173,250                        3,465
Donald M. Dorfman
Vice President        1996   108,825  35,000    15,000      2,557
Susan P. Dowell
Exec. Vice President  1996   173,250                        3,465
Frank A. Pierce
Sr. Vice President    1996   155,750  70,000    20,000      4,340
Timothy K. Rutledge
Vice President        1996    88,664  50,668                2,324


<F1> Includes the Chairman of the Board and Chief Executive
Officer and the other most highly compensated executive officers as measured by salary and bonus meeting the disclosure threshold requirements pursuant to Item 402 of Regulation S-K. In February 1996, Mr. Jelinek resigned his position as President and Chief Executive
Officer of the Company and remains Chairman of the Board of Directors. Mr. Sommers was elected President and Chief Executive Officer of the Company in February 1996.
Pursuant to Item 402, information is included on James
M. Alland, although he was no longer an executive officer as of May 31, 1996.

<F2> Information is provided only for the fiscal year
ended May 31, 1996 because the Company only became subject to the reporting requirements of the Securities
Exchange Act of 1934 in connection with the Distribution, which occurred on March 1, 1996. The amounts shown include compensation received from the Predecessor Corporation prior to March 1, 1996.

<F3> The Company has a contributory retirement savings
plan which covers eligible employees who qualify as to age and length of service. Participants may contribute
2% to 15% of their salaries, subject to maximum contribution limitations imposed by the Internal Revenue Service. Of the amounts shown for Mr. Jelinek, $4,620 represents contributions to his account under such plans and $5,985 represents amounts paid to Mr. Jelinek as an automobile allowance. The amounts shown for Mr. Alland, Mr. Dorfman, Ms. Dowell, Mr. Pierce and Mr. Rutledge represent contributions to the accounts of these individuals under such plans.

<F4> The number of options shown for Mr. Sommers includes
350,000 options originally granted under the 1996
C.E.O. Stock Option Plan by the Predecessor Corporation on February 28, 1996, which were assumed by the Company, but were subsequently cancelled upon the grant by the Company of a new option for 350,000 shares under its 1996
C.E.O. Replacement Stock Option Plan (also reflected in the number of options shown in the table).

Option/SAR Grants Table

   The following table provides information on stock options granted to the named executive officers during fiscal year 1996. The potential realizable value of each grant of options was determined assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10% as required pursuant to Item 402 of Regulation S-K.

                    Option/SAR Grants in Last Fiscal Year
                    =====================================
                                                               Potential
                                                            Realizable Value
                                                              at Assumed
                                                            Annual Rates of
                                                              Stock Price
                                                            Appreciation for
                       Individual Grants                  10-Year Option Term
           =============================================  ===================
            Number of     % of Total
            Securities   Options/SARs
            Underlying    Granted to   Exercise
           Options/SARs  Employees in  or Base   Expiration  5%<F2>    10%<F2>
Name      Granted(#)<F1>  Fiscal Year Price($/Sh)   Date      ($)        ($)
========== ============   ==========   =========  =======   ======    ========
Richard C.
Jelinek        5,000         0.7%       7.605    2/27/06     23,956     60,460
Patrick C.
Sommers<F3>  350,000          --        7.510    2/28/06  1,653,050  4,189,152
Patrick C.
Sommers<F4>  175,000        24.5%       6.500    3/12/06    716,625  1,808,625
Patrick C.
Sommers<F5>   58,333.33      8.2%       6.500    3/12/06    238,875    602,875
Patrick C.
Sommers<F6    58,333.33      8.2%       6.500    3/12/06    238,875    602,875
Patrick C.
Sommers<F7>   58,333.33      8.2%       6.500    3/12/06    238,875    602,875
Patrick C.
Sommers<F8>   18,000         2.5%       2.000    3/12/06    154,710    267,030
James M.
Alland            --          --           --         --         --         --
Donald M.
Dorfman       15,000         2.1%       6.825    7/28/05     64,496    162,776
Susan P.
Dowell            --          --           --         --         --         --
Frank A.
Pierce        20,000         2.8%       6.825    7/28/05     55,125    217,035
Timothy K.
Rutledge          --          --           --         --         --         --

<F1> Generally, options granted in fiscal year 1996 are
exercisable starting 12 months after the grant date, with 25 percent of the shares covered thereby becoming exercisable at that time and with an additional 25 percent of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date. The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment.

<F2> These amounts represent certain assumed rates of
appreciation only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

<F3> These options were granted on February 28, 1996 by
the Predecessor Corporation under the 1996 C.E.O. Stock
Option Plan, were assumed by the Company, and were subsequently cancelled on March 12, 1996 upon the grant by the Company of 350,000 new options under the 1996
C.E.O. Replacement Stock Option Plan. Therefore, the options granted on February 28, 1996 have been omitted in calculating the percentage of total options/SARs granted to employees in fiscal year.

<F4> Of these options, 25% were immediately exercisable,
with an additional 25% becoming exercisable on each of the second, third and fourth anniversaries of the date of grant.

<F5> Represents performance options which will vest if the
price of the Common Stock for ten consecutive trading days exceeds (i) $9.50 prior to February 28, 1997, (ii) $11.50 between March 1, 1997 and February 28, 1998, or (iii)
$13.50 between March 1, 1998 and February 28, 2000.

<F6> Represents performance options which will vest if
the price of the Common Stock for ten consecutive trading days exceeds (i) $11.50 prior to February 28, 1998, or
(ii) $13.50 between March 1, 1998 and February 28, 2000.

<F7> Represents performance options which will vest if the
price of the Common Stock exceeds $13.50 for ten consecutive trading days prior to February 28, 2000.

<F8> This grant to Mr. Sommers represents options which
have an exercise price of $2.00 per share, all of which become exercisable on March 12, 1997. The closing stock price of the Company's Common Stock on the date of this grant was $6.50 per share. The stock price used as the base share price in calculating the potential realizable value of the grant was $6.50. At the date of grant, the value of these options was $81,000.

Option/SAR Exercises and Year-end Valuation

(CAPTION>
            Aggregated Option/SAR Exercises in Last Fiscal Year and
                      Fiscal Year-End Option/SAR Values
           =========================================================

                                                                  Value of
                                                                In-the Money
                                       Number of Securities     Unexercised
                                      Underlying Unexercised    Options/SARs
                                      Options/SARs at FY-End    at FY-End<F3>
                                      ======================  =================
         Shares Acquired    Value        Exerci-  Unexerci-   Exerci-  Unexerci-
          on Exercise<F1> Realized<F2>    sable     sable      sable     sable
  Name         (#)           ($)           (#)       (#)        ($)        ($)
=======  ===============  ===========   ========  =========   =======  ========
Richard C.
Jelinek       --            --          1,250       8,750      --        --
Patrick C.
Sommers       --            --         43,750     324,250      --      65,250
James M.
Alland        --            --         80,000      65,000      --        --
Donald M.
Dorfman       --            --          9,583      43,750      --        --
Susan P.
Dowell        --            --         27,500      22,500      --        --
Frank A.
Pierce        --            --         19,167      77,500      --        --
Timothy K.
Rutledge      --            --         11,250       3,750      --        --

<F1>    Number of securities underlying options/SARs
        exercised.
<F2>    Market value of underlying securities on date
        of exercise, minus the exercise or base price.
<F3>    Market value of underlying securities at year-
        end ($5.625), minus the exercise or base price.

Director Compensation
=====================
   All directors of the Company are paid an annual retainer of $12,000. In addition, under the Company's 1994
Directors' Stock Option Plan, an option to purchase 5,000 shares of the Company's Common Stock is granted to each director of the Company at the time of each annual meeting of the stockholders. Each option is for a term of ten years, becomes exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and has an exercise price equal to the fair market value on the date of grant.

Employment Agreement
====================
   The Company has entered into an employment agreement with Patrick C. Sommers providing for his employment as President and Chief Executive Officer of the Company. The agreement, which was entered into in February 1996 and amended in March 1996, provides that during Mr. Sommers' full-time employment, he is to receive an annual salary of not less than $250,000 and is eligible to participate in Medicus' bonus plan with a targeted bonus of 44% of his base salary in accordance with the Company's customary practices and formulae. Mr. Sommers also received options to purchase 368,000 shares of the Company's Common Stock.
Of the total option grant, the option to purchase 175,000 shares is subject to vesting in four equal increments of 25% on the date of the agreement and on February 28, 1998, 1999, 2000. Of the total option grant, the option to purchase an additional 175,000 shares is subject to vesting in three separate tranches triggered by the closing price of Medicus Common Stock for ten consecutive trading days equaling or exceeding specified targets. Of the total option grant, the option to purchase 18,000 shares is subject to vesting on February 28, 1997 and such option is not subject to termination as a result of his termination for any reason prior to February 28, 1997. In the event of a change in control of the Company, Medicus has agreed that if Mr. Sommers' employment is terminated by the Company other than for cause or, without his consent, Medicus materially changes his duties or responsibilities or the location of his principal place of work and as a result of such change or changes he voluntarily terminates his employment, then, in either such event, all of Mr. Sommers' outstanding options will vest and become exercisable on the date of termination of his employment. In addition, if a change of control occurs during the first twelve months following the date of his employment agreement, and if at the time of the change in control his vested in-the-money options do not have a value of at least $1,000,000, Medicus will alternatively accelerate enough of Mr. Sommers' options so that he has a vested value of $1,000,000 or pay him a bonus equal to the difference between the vested value of his options and $1,000,000.

   The Company has entered into an employment agreement with Frank A. Pierce providing for his employment as Senior Vice President of the Company. The agreement, which was entered into in May 1994 and expires in May 1998, provides that Mr. Pierce's employment will be full time for the first two years of its term and may become part-time thereafter at either party's option. During his full-time employment, Mr. Pierce is to receive an annual salary of not less than $140,000, with an annual bonus in the first two years of $70,000 if certain personal and corporate objectives are met (and bonuses thereafter in accordance with the Company's customary practices). During any period of less than full-time employment, Mr. Pierce's annual salary will not be less than $12,000. Mr. Pierce is eligible for the same benefits as other Company employees,except that he will be eligible for 26 days of paid time off annually. At the time of execution of the agreement, Mr. Pierce received options to purchase 20,000 shares of the Company's Common Stock, subject to vesting in four annual installments of 25%, and performance options to purchase an additional 56,667 shares of the Company's
Common Stock, subject to vesting in four annual installments of 25%, if agreed upon performance objectives are met.

Compensation and Stock Option Committee Interlocks and
Insider Participation
==========================================================
   Messrs. Brown, McNerney, and Warden are currently the members of the Compensation and Stock Option Committee.
None of the Company's directors have interlocking or other relationships with other boards or the Company that require disclosure under Item 402(j) of Regulation S-K, except as described in the following two sentences.

   For the fiscal year ended May 31, 1996, the Company incurred legal fees, for general legal services and fees associated with the distribution of Medicus Systems
Software, Inc. effective March 1, 1996, of $360,619 to the law firm of Bell, Boyd & Lloyd, of which William G.
Brown, Secretary and a director of the Company, is a partner. In addition, during fiscal 1996, the Company received payments of $452,392 for sales of products and services to Henry Ford Health System, Detroit, MI, of which Gail L. Warden, a director of the Company, is the President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

   The following table sets forth, as of May 31, 1996, certain information regarding the beneficial ownership of the Company's Common Stock by each of the Company's directors and executive officers named in the Summary
Compensation Table in Item 11 and by all directors and executive officers of the Company as a group, and by each person known by the Company to be the beneficial owner of 5 percent or more of the outstanding Common
Stock.

                                                      Percent of Common
  Name<F1>                Shares Beneficially Owned         Stock
========================  =========================   =================
Richard C. Jelinek<F2><F3>      1,936,950                  30.0%
Patrick C. Sommers<F3>             49,750                   0.8%
James M. Alland<F3>                80,000                   1.2%
William G. Brown<F3>              117,260                   1.8%
Donald M. Dorfman<F3>               9,583                   0.1%
Susan P. Dowell<F3>               115,500                   1.8%
Jon E.M. Jacoby<F3>                46,250                   0.7%
Risa Lavizzo-Mourey<F3>             8,750                   0.1%
Walter J. McNerney<F3>            111,878                   1.7%
Frank A. Pierce<F3>                19,167                   0.3%
Timothy K. Rutledge<F3>            81,120                   1.3%
Gail L. Warden<F3>                107,000                   1.7%
Hollybank Investments, LP<F4>     266,800                   4.1%
Stephens Inc.<F5>                 654,501                  10.1%

All directors and executive
officers as a group             =========                  =====
(21 persons)<F3>                2,719,958                  40.7%
                                =========                  =====

<F1> The address of all of the persons named or identified
above, except for Stephens Inc. and Hollybank Investments, LP, is c/o Medicus Systems Corporation, One Rotary
Center, Suite 1111, Evanston, IL  60201.

<F2> Includes 100,000 shares owned by Mr. Jelinek's wife.

<F3> Includes 1,250, 43,750, 80,000, 1,250, 9,583,
27,500, 1,250, 8,750, 1,250, 19,167, 11,250, 1,250, and
229,250 shares covered by options held by Mr. Jelinek, Mr. Sommers, Mr. Alland, Mr. Brown, Mr. Dorfman, Ms.
Dowell, Mr. Jacoby, Dr. Lavizzo-Mourey, Mr. McNerney,
Mr. Pierce, Mr. Rutledge, Mr. Warden and all the directors and executive officers as a group, respectively, which were exercisable within sixty days of May 31, 1996. Such persons disclaim beneficial ownership of such shares.

<F4> Represents shares as of November 29, 1995, as
reported on Schedule 13D ("13D"). The persons filing the 13D are Hollybank Investments, LP, a Delaware
Limited Partnership ("LP") and Dorsey R. Gardner, the general partner of LP ("Gardner"). The 13D was filed pursuant to the purchase of shares of the Company's common stock on November 29, 1995 which, when aggregated with Gardner and LP's previously purchased shares, gives
Gardner deemed beneficial ownership of 326,800 of the outstanding shares of the Company. Gardner, as general partner of LP, may be deemed to beneficially own shares beneficially owned by LP. Except to the extent of his interest as a limited partner in LP, Gardner expressly disclaims such beneficial ownership. The address of Hollybank Investments, LP is One Financial Center, Suite
1600, Boston, MA  02111.

<F5> Represents shares as of February 12, 1996, as
reported on Schedule 13G, Amendment No. 3.  Stephens
Inc. disclaims beneficial ownership with respect to all of the shares for all purposes other than for reporting purposes on Schedule 13G. These shares are shares over which Stephens Inc.'s investment adviser division, Stephens Capital Management ("SCM"), has or shares voting and dispositive power with respect to discretionary accounts of customers of SCM. The address of Stephens
Inc. is 111 Center St., Little Rock, AR  72201.

   The Company's certificate of incorporation authorizes
500 shares of Voting Preferred Stock, $1,000 par value.
Until May 31, 1998, the Voting Preferred Stock is entitled to 44,000 votes per share, or 22,000,000 votes if all shares are issued. After May 31, 1998, the Voting Preferred Stock has 220 votes per share. Richard
C. Jelinek, Chairman of the Board of the Company, who owns 30.0% of the Common Stock outstanding, has an option to purchase all 500 shares of the Voting Preferred
Stock for $1,000 per share at any time prior to May 31, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For descriptions of certain transactions between the Company and Messrs. Brown and Warden, see the discussion under the caption "Compensation and Stock
Option Committee Interlocks and Insider Participation" in Item 11, which is incorporated herein by reference.

   During the fiscal year, the Company incurred fees of $19,283 from Stephens Inc. for financial advisory services rendered to the Company in connection with the Distribution. Jon E.M. Jacoby, Executive Vice President, Chief Financial Officer and director of Stephens Group, Inc., an affliliate of Stephens Inc., serves as a director of the Company.
Also, Stephens' affiliates either own or manage approximately 16% of the issued and outstanding shares of the Company's Common Stock.

Relationship Between the Company and
Managed Care Solutions, Inc.
====================================

   Messrs. Jelinek, Brown and McNerney and Dr. Lavisso-
Mourey are each directors, and Mr. Jelinek is Chariman of both the Company and Managed Care Solutions, Inc. ("MCS").
In connection with the Distribution, the Company and MCS entered into a Distribution Agreement and Services
Agreement.

Distribution Agreement

   The Distribution Agreement provides for, among other things, the principal corporate transactions which were required to effect the Distribution, the division between the Company and MCS of certain liabilities, the treatment of certain employee compensation, benefit and labor matters, and certain other agreements governing the relationship between the Company and MCS following the Distribution. Subject to certain exceptions, the Distribution Agreement is designed to place with the Company and its subsidiaries, following the Distribution, financial responsibility for liabilities of the Company's businesses and for other corporate liabilities of the Predecessor Corporation, except for those liabilities relating to businesses that relate specifically to the business of MCS.

   The Distribution Agreement provides that, except as otherwise set forth therein, all costs and expenses arising prior to the Distribution in connection with the Distribution were to be paid by MCS (except that the Company was to pay all expenses in connection with the filing of its Registration Statement on Form 10 and the printing and mailing of the related Information Statement) and that both the Company and MCS will indemnify each other in respect of certain liabilities under the Securities Exchange Act of 1934. Except as otherwise specifically provided in the Distribution Agreement, the Company will generally indemnify MCS for all liabilities arising in connection with the assets and businesses of the Company or that are otherwise unrelated to the businesses of MCS.

   The Company and MCS have also agreed to make records and personnel available to each other in connection with audits, claims, litigation and preparation of tax returns. The Distribution Agreement also provides for the allocation of benefits between the Company and MCS under existing insurance policies.

   Pursuant to the Distribution Agreement, the Company generally assumed all liabilities of the Predecessor
Corporation under employee pension and welfare benefit plans with respect to the employees and former employees (including retirees and disabled workers) of the Company's businesses. In addition, the Company has agreed that it and its subsidiaries will be solely responsible for salary and bonus deferrals by employees of the Company and its subsidiaries who are not also employees of MCS following the Distribution.

Services Agreement

   The Company and MCS have also entered into a Services Agreement pursuant to which the Company was to (i) make available to MCS certain services, including tax, accounting, data processing, cash management, employee benefits, monitoring, operational, supervisory, insurance purchasing and claims administration consulting services, and (ii) provide certain financial services to MCS, including analysis and advice regarding potential financial transactions (including but not limited to proposed issuances of debt or equity securities, proposed merger of asset acquisitions or sale transactions and dividend, stock split or similar transactions), assistance in budget and forecast preparation, relations with financial analysts, financial press, and investors, and crisis management and control. Such services were to commence on the date of the Distribution and continue for one year.
MCS was to pay the Company $700,000 for such services.
In order to compensate the Company for fixed costs in making such services available, MCS was to be obligated to pay such fees whether or not it elects to utilize the services. MCS will also reimburse the Company for its out-of-pocket expenses in connection therewith. The Services Agreement also provides that the Company will not be liable for any losses or damages suffered in respect of services to be performed thereunder, other than by reason of its willful misconduct or gross negligence in performing such services.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

   Set forth below is a list of the financial statements which were filed with the Original Report, and the page number of the Original Report where such statements appeared.



Financial Statements:                                  Page

Report of Independent Accountants                       F-2

Balance Sheets as of May 31, 1996 and 1995              F-3

Statements of Operations for the years ended
   May 31, 1996, 1995 and 1994                          F-4

Statements of Changes in Stockholders' Equity for the
   years ended May 31, 1996, 1995 and 1994              F-5

Statements of Cash Flows for the years ended
   May 31, 1996, 1995 and 1994                          F-6

Notes to Financial Statements                           F-7

   All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Financial Statements or the Notes to Financial Statements.

Exhibits:

   A list of Exhibits is set forth in the Exhibit Index, which index precedes such exhibits and which is incorporated herein by this reference thereto. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

     (i.)      1989 Stock Option Plan, as amended*
     (ii.)     1991 Stock Option Plan**
     (iii.)    1993 Stock Option Plan***
     (iv.)     1993 Performance Stock Option Plan***
     (v.)      Voting Preferred Stock Option Agreement
                  with Richard C. Jelinek ##
     (vi.)     Employee Stock Purchase Plan, as amended ##
     (vii.)    Form of Indemnification Contract
                  between Registrant and each officer
                  and director*
     (viii.)   Retirement Savings Plan***
     (ix.)     1994 Stock Option Plan****
     (x.)      1994 Directors' Stock Option Plan*****
     (xi.)     1995 RCM Stock Option Plan ##
     (xii.)    1996 C.E.O. Stock Option Plan ##
     (xiii.)   1996 C.E.O. Replacement Stock Option Plan ##
     (xiv.)    1996 C.E.O. Special Stock Option Plan ##
     (xv.)     Frank A. Pierce Employment Agreement #
     (xvi.)    Patrick C. Sommers Employment Agreement

     * Incorporated by reference to the exhibit with the same designation filed as part of Registration
         Statement No. 33-41253.

    ** Incorporated by reference to the exhibit with the same designation filed as shown on the exhibit index in the Annual Report on Form 10-K of the Predecessor Corporation (Commission File No.
         0-19393) for the fiscal year ended May 31, 1992.

    *** Incorporated by reference to the exhibit with the same designation filed as shown on the exhibit index in the Annual Report on Form 10-K of the Predecessor Corporation for the fiscal year ended May 31, 1993.

    **** Incorporated by reference to the exhibit with the same designation as shown on the exhibit index in the Annual Report on Form
         10-K of the Predecessor Corporation for the fiscal year ended May 31, 1994.

   ***** Incorporated by reference to the exhibit with the same designation as shown on the exhibit index in the Annual Report on Form 10-K of the Predecessor Corporation for the fiscal year ended May 31, 1995.

       # Incorporated by reference to the exhibit with the same designation as shown on the exhibit index on Form 10-KA of the Predecessor Corporation for the fiscal year ended May 31, 1995.

      ## Filed with Original Report.

Reports on Form 8-K:
====================
   No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 1995.

SIGNATURES
==========
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MEDICUS SYSTEMS CORPORATION
                                   By   William W. Cowan
                                        William W. Cowan
                                        Vice President,
                                        Chief Financial
                                        Officer and Asst.
                                        Secretary

Dated:  September 30, 1996

                       Exhibit Index

Exhibit
Number
Page*
===========================================================
2 Distribution Agreement between the Predecessor Corporation and the Registrant (incorporated by Reference to Exhibit 2(b) to the Predecessor Corporation's Report on Form 8-K (Commission File No. 0-19393) dated March 1, 1996, as amended by Form 8-K/A-1 filed on April 30, 1996).

3   (a)    Restated Certificate of Incorporation
           (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-3028).
    (b) Bylaws (incorporated by reference to Exhibit 3(b) to the Registrant's Registration Statement on Form 10 (Commission File No. 0-27614)).

10  (b)    Agreement between the Registrant and Comshare,
              Inc.**
    (c)    1989 Stock Option Plan, as amended**
    (c)(1) 1991 Stock Option Plan ***
    (c)(2) 1993 Stock Option Plan****
    (c)(3) 1993 Performance Stock Option Plan****
    (c)(4) 1994 Stock Option Plan*****
    (c)(5) 1994 Directors' Stock Option Plan #
    (c)(6) 1995 RCM Stock Option Plan ##
    (c)(7) 1996 C.E.O. Stock Option Plan ##
    (c)(8) 1996 C.E.O. Replacement Stock Option Plan ##
    (c)(9) 1996 C.E.O. Special Stock Option Plan ##
    (e)    Voting Preferred Stock Option Agreement with
              Richard C. Jelinek ##
    (f)    Employee Stock Purchase Plan, as amended ##
    (g)    Form of Indemnification Contract between
              Registrant and each officer and director**
    (h)    Retirement Savings Plan****
    (i)    Lease of Evanston, IL office ##
    (j)    Lease of Alameda, CA office ##
    (k)    Lease of Cincinnati, OH office***
    (l)    Lease of Chesterfield, MO office ##
    (m)    Frank A. Pierce Employment Agreement #
    (n)    Patrick C. Sommers Employment Agreement

23         Consent of Price Waterhouse LLP

*     Indicated only on manually signed original of
      report.
**    Incorporated by reference to the exhibit with the
      same designation filed as part of Registration
      Statement No. 33-41253.
***   Incorporated by reference to the exhibit with the
      same designation filed as part of the Annual Report
      on Form 10-K of the Predecessor Corporation for the
      fiscal year ended May 31, 1992.
****  Incorporated by reference to the exhibit with the
      same designation filed as part of the Annual Report
      on Form 10-K of the Predecessor Corporation for the
      fiscal year ended May 31, 1993.
***** Incorporated by reference to the exhibit with
      the same designation filed as part of the Annual
      Report on Form 10-K of the Predecessor Corporation
      for the fiscal year ended May 31, 1994.
#     Incorporated by reference to the exhibit with the
      same designation filed as part of the Annual Report
      on Form 10-K of the Predecessor Corporation for the
      fiscal year ended May 31, 1995.
##    Filed with Original Report.