Form 10-Q
period 1996-08-31
MEDICUS SYSTEMS CORP /DE/
filed 1996-10-15
CIK 1006361

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended August 31, 1996

                 or

[ ]  TRANSITION REPORT PURSUANT TO
     SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___ to ___



                    MEDICUS SYSTEMS CORPORATION
            --------------------------------------------
           (Exact name of registrant as specified in its
                             charter)

           Delaware                        36-4056769
 ------------------------------        ------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

 One Rotary Center, Suite 1111
   Evanston, Illinois  60201            (847) 570-7500
 ------------------------------        ------------------
   (Address of principal                 (Registrant's
     executive offices)                  telephone No.)

Commission File Number 0-27614



   Indicate by check mark whether the
Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

   There were 6,472,420 shares of common stock outstanding as of October 10, 1996.

                  PART I - FINANCIAL INFORMATION

                    MEDICUS SYSTEMS CORPORATION
                          BALANCE SHEETS


                             August 31,      May 31,
ASSETS                         1996           1996
======                     ------------   -----------
Current assets              (Unaudited)
Cash and cash equivalents $    969,813   $    765,312
Short-term investments       6,641,088      7,705,380
Accounts receivable and
  unbilled services,
  net of allowance for
  doubtful accounts
  of $1,245,360 and
  $1,222,463                 8,490,782      9,664,422
Due from Managed Care
  Solutions, Inc.              457,619        647,408
Inventories                    200,066        235,398
Prepaid and deferred
  income taxes               2,315,200      2,423,746
Prepaid expenses and other     728,931        709,394
                          ------------   ------------
                            19,803,499     22,151,060
                          ------------   ------------

Property and equipment, net
  of accumulated
  depreciation of
  $3,027,006 and
  $2,854,135                 1,805,916      1,950,581
Software, net of
  accumulated
  amortization of
  $3,095,591
  and $2,900,540             3,369,500      3,051,387
Installment accounts
  receivable due after
  one year, net of
  unearned interest
  of $157,470
  and $147,963                 470,457        398,897
Deferred income taxes          157,799        227,635
                          ------------   ------------
                          $ 25,607,171   $ 27,779,560
                          ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
====================================
Current liabilities
  Accounts payable        $    186,429   $    188,777
  Accrued compensation         107,158        828,857
  Accrued restructuring
    charge                   1,140,663      1,527,461
  Other accrued
    liabilities              1,398,645      1,719,829
  Deferred revenue           4,234,771      5,313,399
                          ------------   ------------
                             7,067,666      9,578,323
                          ------------   ------------

Stockholders' equity
  Common stock $.01 par:
    Authorized - 10,000,000
    shares
    Issued - 6,466,460
    and 6,456,447 shares        64,664         64,564
  Capital in excess of
    par value               21,938,340     21,880,994
  Treasury stock, at
    cost - 7,002 shares        (62,418)       (62,418)
  Unrealized loss on
    short-term
    investments                (29,755)       (18,361)
  Accumulated deficit       (3,371,326)    (3,663,542)
                          ------------   ------------
                            18,539,505     18,201,237
                          ------------   ------------
                          $ 25,607,171   $ 27,779,560
                          ============   ============

         The accompanying notes are an integral
               part of these statements.

                    MEDICUS SYSTEMS CORPORATION
                       STATEMENTS OF INCOME
                            (Unaudited)


                             Three Months Ended
                           -----------------------
                           August 31,   August 31,
                              1996         1995
                              ----         ----
Revenues
  Software products and
    services              $ 1,788,961  $ 3,126,567
  Maintenance and support
    services                2,381,043    2,357,000
  Contract services         2,523,592    2,997,642
                          -----------  -----------
                            6,693,596    8,481,209

Costs and expenses
  Software products and
    services                  480,726    1,056,173
  Maintenance and support
    services                  853,937    1,501,646
  Contract services         2,358,350    2,873,256
                          -----------  -----------
                            3,693,013    5,431,075

  Marketing, general and
    administrative          2,031,692    2,133,615
  Research and development    605,300      525,184
                          -----------  -----------
                            6,330,005    8,089,874
                          -----------  -----------

Operating income              363,591      391,335

  Interest and other
    income                    120,094      160,053
                          -----------  -----------
Income before income taxes    483,685      551,388

  Income tax expense          191,469      211,361
                          -----------  -----------
Net income                $   292,216  $   340,027
                          ===========  ===========

Earnings per share        $      0.05  $      0.05
                          ===========  ===========

Weighted average
  common and common
  equivalent shares
  outstanding               6,473,252    6,447,251
                          ===========  ===========

         The accompanying notes are an integral
               part of these statements.

                    MEDICUS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                Three Months Ended
                             -------------------------
                             August 31,     August 31,
                                1996           1995
                                ----           ----
Cash flows from
operating activities
  Net income               $   292,216   $   340,027
  Adjustments to reconcile
    to net cash from
    operating activities:
      Depreciation of
       property and
       equipment               172,871       171,119
      Amortization of
       software                195,051       342,422
      Deferred income
       taxes                    69,836        82,782
      Accrued restructuring
       charges                (386,798)          --
      Changes in certain
       current assets
       and current liabilities:
        Accounts receivable
         and unbilled
         services            1,181,846      (229,909)
        Due from Managed
         Care Solutions, Inc.  189,789           --
        Inventories             35,332        13,937
        Accounts payable        (2,348)     (307,148)
        Accrued compensation  (721,699)     (255,016)
        Deferred revenue    (1,078,628)     (848,469)
      Other, net              (295,903)      895,178
                           -----------   -----------
                              (348,435)      204,923
                           -----------   -----------

Cash flows from investing activities
  Additions to property and
   equipment                   (28,206)      (90,908)
  Additions to software       (513,164)     (530,013)
  Proceeds from maturity of
   short-term investments    1,597,157     1,125,000
  Proceeds from sale of
   short-term investments   10,888,023     4,600,000
  Purchases of short-term
   investments             (11,440,114)   (5,145,264)
                           -----------   -----------
                               503,696       (41,185)
                           -----------   -----------

Cash flows from financing activities
  Sale of common stock          49,240           --
  Purchase of treasury stock       --       (532,500)
  Reissuance of treasury stock     --        466,810
  Dividends paid                   --       (191,626)
                           -----------   -----------
                                49,240      (257,316)
                           -----------   -----------

Net increase (decrease)
  in cash and cash
  equivalents                  204,501       (93,578)
Cash and cash
  equivalents, beginning
  of period                    765,312     2,556,016
Cash and cash              -----------   -----------
  equivalents, end
  of period                $   969,813   $ 2,462,438
                           ===========   ===========

         The accompanying notes are an integral
               part of these statements.

                    MEDICUS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)


Note 1 - Basis of presentation

   Prior to March 1, 1996, the Company's
predecessor (the "Predecessor Corporation") operated a software and related services business and a small managed care business.
In February, 1996, the Predecessor
Corporation formed a new Delaware subsidiary, Medicus Systems Software, Inc., to which it transferred all of its assets and liabilities excluding only the defined assets and liabilities of its managed care business. In turn, the stock of this newly-formed subsidiary was distributed on a share-for-share basis to the stockholders of the Predecessor Corporation (the "Distribution"), the name of the subsidiary was changed to Medicus Systems Corporation ("the Company"), and the name of the Predecessor Corporation was changed to Managed Care Solutions, Inc.
("MCS").  The Company is liable for all
obligations of the Predecessor Corporation except those specifically related to the Predecessor Corporation's managed care business.

   Although the Company is, in substance,
the Predecessor Corporation's successor, the financial statements of the Company for the three months ended August 31, 1995 have been prepared as if the Company had operated as a free-standing entity for all the periods presented (excluding certain incremental corporate expenses that would have been incurred had it operated on a stand-alone basis). Accordingly, the financial statements include those assets, liabilities, revenues and expenses directly attributable to the Company's operations and exclude those specifically related to the managed care business. The Company believes this presentation most fairly represents its financial condition, results of operations and changes in stockholders' equity and cash flows. The financial statements included herein for periods prior to the Distribution do not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

   The Company and MCS signed a services
agreement, pursuant to which the Company (i) will make available to MCS certain services, including tax, accounting, data processing, cash management, employee benefits, monitoring, operational, supervisory, insurance purchasing and claims administration consulting services, and (ii) provide certain financial services to MCS, including analysis and advice regarding potential financial transactions (including but not limited to proposed issuances of debt or equity securities, proposed merger or asset acquisition or sale transactions and dividend, stock split or similar transactions), assistance in budget and forecast preparation, relations with financial analysts, financial press, and investors, and crisis management and control.
Such services commenced on March 1, 1996, and shall continue for one year. MCS will pay the Company $700,000 for such services. In order to compensate the Company for fixed costs incurred in making such services available, MCS will be obligated to pay such fees whether or not it elects to utilize the services. MCS will also reimburse the Company for its out-of-pocket expenses in connection therewith. The services agreement also provides that the Company will not be liable for any losses or damages suffered in respect of services to be performed thereunder, other than by reason of its willful misconduct or gross negligence in performing such services. Marketing, general and administrative expenses were reduced by $175,000 in the quarter ending August 31, 1996 as a result of this agreement.

   In management's opinion, the financial
statements of the Company reflect all
adjustments (consisting only of normal
recurring adjustments) considered necessary for a fair presentation of the operating results for the quarters ended August 31, 1996 and 1995.
Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.
These reclassifications had no effect on previously reported total assets, total liabilities, equity or results of operations.

   Operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

                    MEDICUS SYSTEMS CORPORATION
             NOTES TO FINANCIAL STATEMENTS, Continued
                            (Unaudited)


Note 2 - Earnings per share

   Earnings per common share have been
computed by dividing net income by the
weighted average of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and the warrant (when dilutive), using the treasury method from the date of grant.

Note 3 - Dividends

   The Predecessor Company declared
quarterly dividends of $0.03 in the first quarter of fiscal year 1996. The Board of Directors of the Company has determined not to pay dividends on the common stock in the foreseeable future.

Note 4 - Accrued restructuring charge

   During fiscal 1996, the Company recorded a charge as a result of efforts to restructure its businesses to focus on its core products and services. The components of the remaining restructuring reserve are as follows:

                                August 31,       May 31,
                                   1996           1996
                               -----------     -----------
     Product line exit costs   $   210,375     $   410,375
     Severance (1 officer and
       3 employees)                930,288       1,117,086
                               -----------     -----------
                               $ 1,140,663     $ 1,527,461
                               ===========     ===========

   During the quarter ending August 31,
1996, the Company paid severance benefits of $186,798. Also, the Company reduced its reserve for continuing obligations on product line exit costs by $200,000 as a result of negotiations with its customers.

                    MEDICUS SYSTEMS CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Company's quarterly operating results historically have varied depending upon such factors as the timing of significant sales and the timing of new product introductions.
Consequently, the results for any one quarter may not be indicative of future operating results.

RESULTS OF OPERATIONS

   The following table sets forth for the
periods indicated (i) the percent of revenues represented by certain line items in the Company's Statements of Income and (ii) the percentage change in each line item from the prior year period.

                        Percent of Revenues
                        -------------------
                        Three Months Ended    Percentage
                        -------------------    Increase
                        Aug. 31,   Aug. 31,   (Decrease)
                         1996       1995     1995 to 1996
                         ----       ----     ------------
Revenues
  Software products and
   services                27%        37%         (43%)
  Maintenance and support
   services                35         28            1
  Contract services        38         35          (16)
                         ----       ----
                          100        100          (21)
                         ----       ----
Costs and expenses
  Software products and
   services (1)            27         34          (54)
  Maintenance and support
   services (1)            36         64          (43)
  Contract services (1)    93         96          (18)
                         ----       ----
                           55         64          (32)

  Marketing, general and
   administrative          31         25           (5)
  Research and
   development              9          6           15
                         ----       ----
                           95         95          (22)
                         ----       ----

Operating income            5          5           (7)
  Interest and other
   income                   2          2          (25)
                         ----       ----

Income before income taxes  7          7          (12)
  Income taxes              3          3           (9)
                         ----       ----
Net income                  4%         4%         (14)
                         ====       ====
_____________
(1)   Shown as a percent of related revenues.


   The Company's revenues are derived from
three sources: (1) license fees and the
related services for licensing the Company's proprietary software products; (2) maintenance and support services related to such software products; and (3) contract services.

                    MEDICUS SYSTEMS CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                            (Continued)


Software products and services

   Revenues decreased 43% to $1.8 million,
primarily due to the continued weakness in the Company's primary markets and product lines. Also contributing to the decline were delays in the release of certain Windows-based products and continued competition in many markets. Costs and expenses decreased
54% compared to the corresponding prior year period, and as a percentage of related revenues, decreased to 27% from 34%. The decrease resulted primarily due to lower personnel and service-related expenses associated with product lines discontinued during the latter part of fiscal 1996 and lower labor costs resulting from a reduction in service-related personnel for continuing product lines. Additionally, costs and expenses include the effect of the Company's decision to reduce its reserve for continuing obligations on product line exit costs by $200,000, as a result of negotiations with its customers.

Maintenance and support services

   Revenues increased 1% to $2.4 million,
primarily due to the larger base of licensed products and modest price increases, partially offset by the loss of maintenance revenue from product lines which were discontinued during the latter part of fiscal
1996.  Costs and expenses decreased 43%
compared to the corresponding prior year period, and as a percentage of related revenues, decreased to 36% from 64%, primarily due to lower labor and operating costs associated with product lines that were discontinued in the third and fourth quarters of fiscal 1996. Also, the decrease reflected lower labor costs resulting from personnel shifts to development activities from maintenance and support services.

Contract services

   Revenues decreased 16% to $2.5 million,
primarily due to lower revenues from the contract to manage the information systems functions at Bethesda, Inc. in Cincinnati, Ohio. Additionally, the prior year period includes revenues from the Drake Center contract, which expired in February, 1996.
Costs and expenses decreased 18% compared to the corresponding prior year period, and as a percentage of related revenues, decreased to 93% from 96%, primarily reflecting the decreased expenses associated with the
Bethesda, Inc. contract and the elimination of expenses associated with the Drake Center contract.

Marketing, general and administrative

   Expenses decreased 5% to $2.0 million.
Costs and expenses in the quarter ending
August 31, 1996 include the effect of
$175,000 in administrative fees the Company received as a result of the services agreement with MCS.

                    MEDICUS SYSTEMS CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                           (Continued)


Research and development

   Actual research and development expenses decreased 5% to $1.1 million for the quarter.
Research and development costs presented in the accompanying financial statements were
$605,000 compared to $525,000 in the
corresponding prior year period. The Company did not obtain funding from clients under development service agreements during the quarter ending August 31, 1996, compared to $172,000 obtained in the corresponding prior year period, for its research and development efforts. These development service agreements provide for retention of ownership of the products developed by the Company and for payment of royalties of up to 5% of future license fees to the clients. The Company also capitalized software development costs of
$471,000 compared to $441,000 in the
corresponding prior year period, reflecting increased investment in the development of new products and significantly enhanced functionality of current products. Actual research and development expenditures were
60% of software products and services
revenues compared to 37% in the corresponding prior year period.

During the first quarter of fiscal 1997, the Company's development efforts were focused on the Resource Case Management System, and the
Decision Support Systems product line.
During the first three months of fiscal 1996, the Company was engaged in several development projects, including the Resource
Case Management System, and the Medicus
Architecture (MACH 1).

Interest and other income

   Interest and other income decreased 25%
to $120,000, primarily due to lower average cash balances during the quarter ending
August 31, 1996.

Income taxes

   The Company's effective tax rate was
39.6% compared to 38.3% in the corresponding prior period. The Company plans to utilize net tax operating losses carried forward from the prior year to the extent it has taxable income in the current year.


FINANCIAL CONDITION

   Working capital generated by operations
increased $163,000 during the quarter.  The
Company currently has no long-term debt, and, as of August 31, 1996, the Company held approximately $1.0 million in cash and cash equivalents and $6.6 million in short-term investments.

   As a result of management's commitment to expand products and services, the Company continually evaluates for acquisition various businesses and products complementary to its current operations. The Company expects to finance any such investments through cash on hand, cash generated from operations and the issuance of additional shares of common stock.

   The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its obligations incurred in the normal course of business for at least the next twelve months.

                    PART II - OTHER INFORMATION

                    MEDICUS SYSTEMS CORPORATION


Item 4.  Submission of Matters to a Vote of Security
         Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              The Company did not file any reports
              on Form 8-K during the quarter.

                            SIGNATURES


   Pursuant to the requirements of the
Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     MEDICUS SYSTEMS CORPORATION
                     ---------------------------
                            (Registrant)




October 14, 1996                    /s/  Patrick C. Sommers
----------------                    -----------------------
                                        Patrick C. Sommers
                                          President
                                   (Chief Executive Officer)




October 14, 1996                    /s/  William W. Cowan
----------------                    ---------------------
                                        William W. Cowan
                                         Vice President
                                   (Chief Financial Officer)