Form 10-Q
period 1996-11-30
MEDICUS SYSTEMS CORP /DE/
filed 1997-01-14
CIK 1006361

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended November 30, 1996

                 or

[ ]  TRANSITION REPORT PURSUANT TO
     SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___ to ___



               MEDICUS SYSTEMS CORPORATION
 ------------------------------------------------------
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

[X] Yes  [ ] No

   There were 6,477,173 shares of common stock outstanding as of January 10, 1997.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    MEDICUS SYSTEMS CORPORATION
                          BALANCE SHEETS


                            November 30,     May 31,
ASSETS                         1996           1996
======                     ------------   -----------
Current assets              (Unaudited)
Cash and cash equivalents $    824,709   $    765,312
Short-term investments       5,406,862      7,705,380
Accounts receivable and
  unbilled services,
  net of allowance for
  doubtful accounts
  of $1,245,360 and
  $1,222,463                12,114,084      9,664,422
Due from Managed Care
  Solutions, Inc.              132,047        647,408
Inventories                    219,436        235,398
Prepaid and deferred
  income taxes               1,581,385      2,423,746
Prepaid expenses and other     991,903        709,394
                          ------------   ------------
                            21,270,426     22,151,060
                          ------------   ------------

Property and equipment, net
  of accumulated
  depreciation of
  $3,200,102 and
  $2,854,135                 1,851,923      1,950,581
Software, net of
  accumulated
  amortization of
  $3,272,040
  and $2,900,540             3,692,022      3,051,387
Installment accounts
  receivable due after
  one year, net of
  unearned interest
  of $122,323
  and $147,963                 371,253        398,897
Deferred income taxes          108,128        227,635
                          ------------   ------------
                          $ 27,293,752   $ 27,779,560
                          ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
====================================
Current liabilities
  Accounts payable        $  1,560,619   $    188,777
  Accrued compensation         176,476        828,857
  Accrued restructuring
    charge                     881,180      1,527,461
  Other accrued
    liabilities              1,103,228      1,719,829
  Deferred revenue           4,782,013      5,313,399
                          ------------   ------------
                             8,503,516      9,578,323
                          ------------   ------------

Stockholders' equity
  Common stock $.01 par:
    Authorized - 10,000,000
    shares
    Issued - 6,472,246
    and 6,456,447 shares        64,722         64,564
  Capital in excess of
    par value               21,973,370     21,880,994
  Treasury stock, at
    cost - 7,002 shares        (62,418)       (62,418)
  Unrealized loss on
    short-term
    investments                (25,686)       (18,361)
  Accumulated deficit       (3,159,752)    (3,663,542)
                          ------------   ------------
                            18,790,236     18,201,237
                          ------------   ------------
                          $ 27,293,752   $ 27,779,560
                          ============   ============

         The accompanying notes are an integral
               part of these statements.

                    MEDICUS SYSTEMS CORPORATION
                       STATEMENTS OF INCOME
                            (Unaudited)


                             Three Months Ended
                           -----------------------
                           November 30, November 30,
                              1996         1995
                           -----------  -----------
Revenues
  Software products and
    services              $ 2,246,083  $ 2,934,901
  Maintenance and support
    services                2,876,744    2,466,937
  Contract services         2,579,100    2,759,445
                          -----------  -----------
                            7,701,927    8,161,283

Costs and expenses
  Software products and
    services                  699,548      951,371
  Maintenance and support
    services                1,386,150    1,677,022
  Contract services         2,424,919    2,591,603
                          -----------  -----------
                            4,510,617    5,219,996

  Marketing, general and
    administrative          2,232,201    2,427,313
  Research and development    775,640      396,552
                          -----------  -----------
                            7,518,458    8,043,861
                          -----------  -----------

Operating income              183,469      117,422

  Interest and other
    income                    155,303      161,517
                          -----------  -----------
Income before income taxes    338,772      278,939

  Income tax expense          127,198       90,849
                          -----------  -----------
Net income                $   211,574  $   188,090
                          ===========  ===========

Earnings per share        $      0.03  $      0.03
                          ===========  ===========

Weighted average
  common and common
  equivalent shares
  outstanding               6,496,990    6,438,275
                          ===========  ===========

         The accompanying notes are an integral
               part of these statements.

                    MEDICUS SYSTEMS CORPORATION
                       STATEMENTS OF INCOME
                            (Unaudited)


                               Six Months Ended
                           -----------------------
                           November 30, November 30,
                              1996         1995
                           -----------  -----------
Revenues
  Software products and
    services              $ 4,035,044  $ 6,061,468
  Maintenance and support
    services                5,257,787    4,823,937
  Contract services         5,102,692    5,757,087
                          -----------  -----------
                           14,395,523   16,642,492

Costs and expenses
  Software products and
    services                1,180,274    2,007,544
  Maintenance and support
    services                2,240,087    3,178,668
  Contract services         4,783,269    5,464,859
                          -----------  -----------
                            8,203,630   10,651,071

  Marketing, general and
    administrative          4,263,893    4,560,928
  Research and development  1,380,940      921,736
                          -----------  -----------
                           13,848,463   16,133,735
                          -----------  -----------

Operating income              547,060      508,757

  Interest and other
    income                    275,397      321,570
                          -----------  -----------
Income before income taxes    822,457      830,327

  Income tax expense          318,667      302,210
                          -----------  -----------
Net income                $   503,790  $   528,117
                          ===========  ===========

Earnings per share        $      0.08  $      0.08
                          ===========  ===========

Weighted average
  common and common
  equivalent shares
  outstanding               6,485,121    6,442,763
                          ===========  ===========

         The accompanying notes are an integral
               part of these statements.

                    MEDICUS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                  Six Months Ended
                             -------------------------
                             November 30,  November 30,
                                 1996         1995
                             -----------   -----------
Cash flows from
operating activities
  Net income               $   503,790   $   528,117
  Adjustments to reconcile
    to net cash from
    operating activities:
      Depreciation of
       property and
       equipment               345,967       339,319
      Amortization of
       software                371,500       677,133
      Deferred income
       taxes                   119,507        30,322
      Accrued restructuring
       charge                 (646,281)          --
      Changes in certain
       current assets
       and current liabilities:
        Accounts receivable
         and unbilled
         services           (2,436,604)   (5,051,590)
        Due from Managed
         Care Solutions, Inc.  515,361      (814,816)
        Prepaid income taxes   842,361           --
        Accounts payable       755,241      (520,983)
        Accrued compensation  (652,381)     (257,685)
        Deferred revenue      (531,386)    3,493,697
      Other, net              (233,865)    1,248,300
                           -----------   -----------
                            (1,046,790)     (328,186)
                           -----------   -----------

Cash flows from investing activities
  Additions to property and
   equipment                  (247,309)     (291,863)
  Additions to software     (1,012,135)   (1,033,374)
  Proceeds from maturity of
   short-term investments    3,594,793     3,733,377
  Proceeds from sale of
   short-term investments   58,588,023    36,500,000
  Purchases of short-term
   investments             (59,896,661)  (39,693,492)
                           -----------   -----------
                             1,026,711      (785,352)
                           -----------   -----------

Cash flows from financing activities
  Sale of common stock          79,476           --
  Purchase of treasury stock       --       (532,500)
  Reissuance of treasury stock     --        541,423
  Dividends paid                   --       (383,579)
                           -----------   -----------
                                79,476      (374,656)
                           -----------   -----------

Net increase (decrease)
  in cash and cash
  equivalents                   59,397    (1,488,194)
Cash and cash
  equivalents, beginning
  of period                    765,312     2,556,016
Cash and cash              -----------   -----------
  equivalents, end
  of period                $   824,709   $ 1,067,822
                           ===========   ===========

         The accompanying notes are an integral
               part of these statements.

                    MEDICUS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)


Note 1 - Basis of presentation

   Prior to March 1, 1996, the Company's
predecessor (the "Predecessor Corporation") operated a software and related services business and a small managed care business.
In connection with a series of transactions which occured March 1, 1996, the Predecessor
Corporation formed a new Delaware subsidiary, Medicus Systems Software, Inc., to which it transferred all of its assets and liabilities excluding only the defined assets and liabilities of its managed care business. In turn, the stock of this newly-formed subsidiary was distributed on a share-for-share basis to the stockholders of the Predecessor Corporation (the "Distribution"), the name of the subsidiary was changed to Medicus Systems Corporation ("the Company"), and the name of the Predecessor Corporation was changed to Managed Care Solutions, Inc.
("MCS").  The Company is liable for all
obligations of the Predecessor Corporation except those specifically related to the Predecessor Corporation's managed care business.

   Although the Company is, in substance,
the Predecessor Corporation's successor, the financial statements of the Company for the quarter and six months ended November 30, 1995 have been prepared as if the Company had operated as a free-standing entity for all the periods presented (excluding certain incremental corporate expenses that would have been incurred had it operated on a stand-alone basis).
Accordingly, the financial statements
include those assets, liabilities,
revenues and expenses directly attributable to the Company's operations and exclude those specifically related to the managed care business. The Company believes this presentation most fairly represents its financial condition, results of operations and changes in stockholders' equity and cash flows. The financial statements included herein for periods prior to the Distribution do not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

   The Company and MCS signed a services
agreement, pursuant to which the Company (i) will make available to MCS certain services, including tax, accounting, data processing, cash management, employee benefits, monitoring, operational, supervisory, insurance purchasing and claims administration consulting services, and (ii) provide certain financial services to MCS, including analysis and advice regarding potential financial transactions (including but not limited to proposed issuances of debt or equity securities, proposed merger or asset acquisition or sale transactions and dividend, stock split or similar transactions), assistance in budget and forecast preparation, relations with financial analysts, financial press, and investors, and crisis management and control.
Such services commenced on March 1, 1996, and shall continue for one year. MCS will pay the Company $700,000 for such services. In order to compensate the Company for fixed costs incurred in making such services available, MCS will be obligated to pay such fees whether or not it elects to utilize the services. MCS will also reimburse the Company for its out-of-pocket expenses in connection therewith. The services agreement also provides that the Company will not be liable for any losses or damages suffered in respect of services to be performed thereunder, other than by reason of its willful misconduct or gross negligence in performing such services. Marketing, general and administrative expenses were reduced by $175,000 in the quarter and $350,000 in the six months ended November 30, 1996 as a result of this agreement.

   In management's opinion, the financial
statements of the Company reflect all
adjustments (consisting only of normal
recurring adjustments) considered necessary for a fair presentation of the operating results for the quarter and six months ended November 30, 1996. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.
These reclassifications had no effect on previously reported total assets, total liabilities, equity or results of operations.

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

Note 3 - Dividends

   The Predecessor Company declared
quarterly dividends of $0.03 in the first two quarters of fiscal year 1996. The Board of Directors of the Company has determined not to pay dividends on the Common Stock in the foreseeable future.

Note 4 - Accrued restructuring charge

   During fiscal 1996, the Company recorded a charge as a result of efforts to restructure its businesses to focus on its core products and services. The components of the remaining restructuring reserve are as follows:

                               November 30,      May 31,
                                   1996           1996
                               -----------     -----------
     Product line exit costs   $   210,375     $   410,375
     Severance (1 officer and
       3 employees)                670,805       1,117,086
                               -----------     -----------
                               $   881,180     $ 1,527,461
                               ===========     ===========

   During the quarter ending November 30,
1996, the Company reduced its reserve for future severance obligations by
$124,716, due to favorable settlements with two of its employees, and paid $134,767 in severance benefits. During the six months ended
November 30, 1996, the Company reduced its reserve for continuing operations on product line exit costs by $200,000, as a result of negotiations with its customers, paid $321,565 in severance benefits, and reduced its reserve for future severance obligations by $124,716.

Note 5 - Subsequent Event

   On January 3, 1997, the Company announced that its
Board of Directors approved the repurchase of 1,000,000 shares of Common Stock and 500 shares of Voting Preferred
Stock from its founder, Richard C. Jelinek. The Company will pay Mr. Jelinek $4,500,000 in cash and $2,000,000 in 8% two-year promissory notes, and will issue to Mr.
Jelinek 400,000 warrants to purchase Common Stock at $8.00 per share. The repurchase is subject to approval of the Company's stockholders at the Annual Meeting of Stockholders in March, 1997.

Item 2.  Managment's Discussion and Analysis of
         Financial Condition and Results of Operations

            MEDICUS SYSTEMS CORPORATION
               RESULTS OF OPERATIONS

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

                        Percent of Revenues
                        -------------------
                        Three Months Ended    Percentage
                        -------------------    Increase
                        Nov. 30,   Nov. 30,   (Decrease)
                         1996       1995     1995 to 1996
                         ----       ----     ------------
Revenues
  Software products and
   services                29%        36%         (23%)
  Maintenance and support
   services                37         30           17
  Contract services        34         34           (7)
                         ----       ----
                          100        100           (6)
                         ----       ----
Costs and expenses
  Software products and
   services (1)            31         32          (26)
  Maintenance and support
   services (1)            48         68          (17)
  Contract services (1)    94         94           (6)
                         ----       ----
                           59         64          (14)

  Marketing, general and
   administrative          29         30           (8)
  Research and
   development             10          5           96
                         ----       ----
                           98         99           (7)
                         ----       ----

Operating income            2          1           56
  Interest and other
   income                   2          2           (4)
                         ----       ----

Income before income taxes  4          3           21
  Income taxes              1          1           40
                         ----       ----
Net income                  3%         2%          12
                         ====       ====
_____________
(1)   Shown as a percent of related revenues.


   The Company's revenues are derived from
three sources: (1) license fees and the
related services for licensing the Company's proprietary software products; (2) maintenance and support services related to such software products; and (3) contract services.


                        Percent of Revenues
                        -------------------
                          Six Months Ended    Percentage
                        -------------------    Increase
                        Nov. 30,   Nov. 30,   (Decrease)
                         1996       1995     1995 to 1996
                         ----       ----     ------------
Revenues
  Software products and
   services                28%        36%         (33%)
  Maintenance and support
   services                37         29            9
  Contract services        35         35          (11)
                         ----       ----
                          100        100          (14)
                         ----       ----
Costs and expenses
  Software products and
   services (1)            29         33          (41)
  Maintenance and support
   services (1)            43         66          (30)
  Contract services (1)    94         95          (12)
                         ----       ----
                           57         64          (23)

  Marketing, general and
   administrative          30         27           (7)
  Research and
   development              9          6           50
                         ----       ----
                           96         97          (14)
                         ----       ----

Operating income            4          3            8
  Interest and other
   income                   2          2          (14)
                         ----       ----

Income before income taxes  6          5           (1)
  Income taxes              2          2            5
                         ----       ----
Net income                  4%         3%          (5)
                         ====       ====
_____________
(1)   Shown as a percent of related revenues.


   The Company's revenues are derived from
three sources: (1) license fees and the
related services for licensing the Company's proprietary software products; (2) maintenance and support services related to such software products; and (3) contract services.

                    MEDICUS SYSTEMS CORPORATION
                  RESULTS OF OPERATIONS, Continued


Software products and services

   Revenues decreased 23% to $2.2 million
for the quarter and 33% to $4.0 million
for the six months, primarily due to the continued weakness in the Company's primary markets and product lines.
Also contributing to the decline were
delays in the release of certain Windows-based products and continued competition in many markets. Costs and expenses for the quarter and six months decreased 26% and 41%, respectively, compared to the corresponding prior year periods, and as a percentage of related revenues, decreased to 31% from 32% for the quarter and to 29% from 33% for the six months. The decrease resulted primarily from lower personnel and service-related expenses associated with product lines discontinued during the latter part of fiscal 1996 and lower labor costs resulting from a reduction in service-related personnel for continuing product lines. Additionally, costs and expenses for the quarter include the effect of the Company's decision to reduce its reserve for future severance obligations by $25,000, due to a favorable settlement with one of its employees, and for the six months, include the effect of the Company's decision to reduce its reserve for continuing obligations on product line exit costs by $200,000, as a result of favorable negotiations with its customers.

Maintenance and support services

   Revenues increased 17% to $2.9 for the quarter and 9% to $5.3 million for the six months, primarily due to the larger base of licensed products and modest price increases, partially offset by the loss of maintenance revenue from product lines which were discontinued during the latter part of fiscal
1996. Costs and expenses for the quarter and six months decreased 17% and 30%, respectively, compared to the corresponding prior year periods, and as a percentage of related revenues, decreased to 48% from 68% for the quarter, and to 43% from 66% for the six months.
The decrease resluted primarily from lower labor and operating costs associated with product lines that were discontinued in the third and fourth quarters of fiscal 1996. Also, the decrease reflected lower labor costs resulting from personnel shifts to development activities from maintenance and support services.

Contract services

   Revenues decreased 7% to $2.6 million for the quarter and 11% to $5.1 million for the six months, primarily due to lower revenues from the contract to manage the information systems functions at Bethesda, Inc. in Cincinnati, Ohio. Additionally, the prior year period includes revenues from the Drake Center contract, which expired in February, 1996.
Costs and expenses for the quarter and six months decreased 6% and 12%, respectively, compared to the corresponding prior year periods, and as a percentage of related revenues, remained consistent at 94% for the quarter and decreased to 94% from 95% for the six months, primarily reflecting the decreased expenses associated with the
Bethesda, Inc. contract and the elimination of expenses associated with the Drake Center contract.

Marketing, general and administrative

   Expenses decreased 8% to $2.2 million for the quarter and 7% to $4.3 million for the six months.
Costs and expenses in for the quarter and six months ended November 30, 1996 include the effect of $175,000 and $350,000, respectively, in administrative fees the Company received as a result of the services agreement with MCS. Additionally, cost and expenses for the quarter include the effect of the Company's decision to reduce its reserve for future severance obligations by $100,000, due to favorable settlements with two of its employees.

                    MEDICUS SYSTEMS CORPORATION
                  RESULTS OF OPERATIONS, Continued


Research and development

   Actual research and development expenses increased 22% to $1.2 million for the quarter and 8% to $2.3 million for the six months.
Research and development costs presented in the accompanying financial statements for the quarter and six months were $776,000 and $1,381,000, respectively, compared to $397,000 and $922,000 in the corresponding prior year periods. The Company did not obtain funding from clients under development service agreements during the quarter and six months ended November 30, 1996, compared to $139,000 and $311,000 obtained in the corresponding prior year periods, for its research and development efforts. These development service agreements provide for retention of ownership of the products developed by the Company and for payment of royalties of up to 5% of future license fees to the clients. The Company also capitalized software development costs of
$476,000 and $947,000 during the quarter and six months, respectively, compared to $487,000 and $928,000 in the corresponding prior year periods, reflecting increased investment in the development of new products and significantly enhanced functionality of current products. Actual research and development expenditures were
56% and 58% of software products and services revenues for the quarter and six months, respectively, compared to 35% and 36% in the corresponding prior year periods.

During the first six months of fiscal 1997, the Company's development efforts were focused on the Resource Case Management System, and the
Clinical Data Systems and the Decision
Support Systems product lines.  During
the first six months of fiscal 1996,
the Company was engaged in several
development projects, including the Resource
Case Management System, Medicus
Architecture (MACH 1) and the Decision Support
Systems product lines.

Interest and other income

   Interest and other income decreased 4%
to $155,000 for the quarter and 14% to $275,000 for the six months, primarily due to lower average cash balances.

Income taxes

   The Company's effective tax rate was
37.5% for the quarter and 38.7% for the
six months, compared to 32.6% and 36.4% for the corresponding prior periods. The Company plans to utilize net tax operating losses carried forward from the prior year to offset taxable income in the current year to the fullest extent possible.


FINANCIAL CONDITION

   Working capital generated by operations
increased $194,000 during the first six months of fiscal 1997. The Company currently has no long-term debt, and, as of November 30, 1996, the Company held approximately $825,000 in cash and cash equivalents and $5.4 million in short-term investments.

   During the quarter, the Company billed its clients in advance for the year's maintenance and support services provided on its software products. This resulted in an increase in the accounts receivable balance during the period and will cause an increase in cash balances in subsequent months as the related accounts receivable are collected.

   The Company announced that its Board of Directors approved the repurchase of 1,000,000 shares of Common Stock and 500 shares of Voting Preferred
Stock from its founder, Richard C. Jelinek. The Company will pay Mr. Jelinek $4,500,000 in cash and $2,000,000 in 8% two-year promissory notes, and will issue to Mr. Jelinek 400,000 warrants to purchase Common Stock at $8.00 per share. The repurchase is subject to approval of the Company's stockholders at the Annual Meeting of Stockholders in March, 1997.

   As a result of the management's commitment to expand its products and services, the Company continually evaluates for acquisition various businesses and products complementary to its current operations. The Company expects to finance any such investments through cash on hand, cash generated from operations and the issuance of additional shares of Common Stock.

   The Company's current commitments consist primarily of lease obligations for office space. The Company believes that it has sufficient financial resources, including cash on hand generated from operations, to meet ordinary capital needs for the foreseeable future as well as to fund the acquisition of Richard C. Jelinek's
Common and Voting Preferred Stock.

                    PART II - OTHER INFORMATION


Item 5.  Other Information

   On January 3, 1997, the Company announced that its
Board of Directors approved the repurchase of 1,000,000 shares of Common Stock and 500 shares of Voting Preferred
Stock from its founder, Richard C. Jelinek. In addition, the Company announced the Mr. Jelinek will step down as Chairman of the Company, but will remain a director, and that John P. Kunz will join the Board of Directors.
A copy of the announcement is filed as an exhibit and listed in the Exhibit Index below.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule
              Exhibit 99 - Press Release Announcing
                           Stock Repurchase From Founder
                           and Board Changes

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




January 14, 1997                    /s/  Patrick C. Sommers
----------------                    -----------------------
                                        Patrick C. Sommers
                                          President
                                   (Chief Executive Officer)




January 14, 1997                    /s/  William W. Cowan
----------------                    ---------------------
                                        William W. Cowan
                                         Vice President
                                   (Chief Financial Officer)