Form 10-Q
period 1997-02-28
MEDICUS SYSTEMS CORP /DE/
filed 1997-04-14
CIK 1006361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          February 28, 1997
                               ----------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to



                           MEDICUS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                    36-4056769
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

   One Rotary Center, Suite 1111,
      Evanston, Illinois 60201                         (847) 570-7500
(Address of principal executive offices)       (Registrant's telephone number)

Commission File Number    0-27614



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

   There were 5,923,963 shares of common stock outstanding as of April 14, 1997.





                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           MEDICUS SYSTEMS CORPORATION
                                 BALANCE SHEETS


                                              February 28,           May 31,
ASSETS                                           1997                 1996
------                                        -----------          ----------
Current assets                                (Unaudited)
     Cash and cash equivalents                $   975,354          $  765,312
     Short-term investments                     4,985,814           7,705,380
     Accounts receivable and unbilled
     services, net of allowance for
     doubtful accounts of $1,851,981 and
     $1,222,463                                13,841,487           9,664,422
     Due from Managed Care Solutions, Inc.          -                 647,408
     Inventories                                  248,978             235,398
     Prepaid and deferred income taxes          1,826,255           2,423,746
     Prepaid expenses and other                   182,614             709,394
                                              -----------          ----------
                                               22,060,502          22,151,060
                                              -----------          ----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
     DEPRECIATION OF $3,382,007 AND $2,854,135  1,960,907           1,950,581
SOFTWARE, NET OF ACCUMULATED AMORTIZATION OF
     $3,414,302 AND $2,900,540                  4,069,363           3,051,387
INSTALLMENT ACCOUNTS RECEIVABLE DUE AFTER ONE
     YEAR, NET OF UNEARNED INTEREST OF $134,426
     AND $147,963                                 508,230             398,897
DEFERRED INCOME TAXES                           2,175,600             227,635
                                              -----------          ----------
                                             $ 30,774,602        $ 27,779,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                        $  1,222,609        $    188,777
     Accrued compensation                         186,454             828,857
     Accrued restructuring charge               2,495,080           1,527,461
     Other accrued liabilities                  1,200,275           1,719,829
     Stock repurchase                           1,690,042                -
     Deferred revenue                           9,081,414           5,313,399
                                              -----------         -----------
                                               15,875,874           9,578,323


STOCKHOLDERS' EQUITY
Common stock $.01 par:
     Authorized - 10,000,000 shares
     Issued - 6,480,257 and 6,456,447 shares       64,803              64,564
     Capital in excess of par value            22,020,333          21,880,994
     Treasury stock, at cost - 7,002 and
     7,002 shares                                 (62,418)            (62,418)
Unrealized loss on short-term investments         (34,001)            (18,361)
Accumulated deficit                            (7,089,989)         (3,663,542)
                                              ------------        ------------
                                               14,898,728          18,201,237
                                              ------------        ------------
                                             $ 30,774,602        $ 27,779,560
                                              ============        ============


The accompanying notes are an integral part of these statements.





                           MEDICUS SYSTEMS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended
                                       -----------------------------------------
                                       February 28,                February 29,
                                         1997                        1996
Revenues
  Software products and services       $ 1,688,369                  $ 1,870,379
  Maintenance and support services       2,364,967                    2,392,662
  Contract services                      2,517,375                    2,764,489
                                       ------------                  -----------
                                         6,570,711                    7,027,530

Costs and expenses
  Software products and services           800,958                      840,536
  Maintenance and support services       1,623,455                      920,175
  Contract services                      2,409,277                    2,571,391
                                       ------------                  -----------
                                         4,833,690                    4,332,102

  Marketing, general and administrative  3,137,812                    2,286,954
  Research and development                 385,069                      244,689
  Restructuring charges                  2,800,391                    1,569,240
  Stock repurchase                       1,690,042                         -
                                       ------------                  -----------
                                        12,847,004                    8,432,985
                                       ------------                  -----------

Operating loss                          (6,276,293)                  (1,405,455)

  Interest and other income                 79,423                      134,089
                                       ------------                  -----------

Loss before income taxes                (6,196,870)                  (1,271,366)

  Income tax benefit                    (2,266,633)                    (489,476)
                                       ------------

Net loss                              $ (3,930,237)                 $  (781,890)
                                       ============                  ===========

Loss per share
                                      $      (0.60)                 $     (0.12)
                                       ============                  ===========
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING            6,503,346                    6,445,826
                                       ============                  ===========




The accompanying notes are an integral part of these statements.





                           MEDICUS SYSTEMS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Nine Months Ended
                                    --------------------------------------------
                                      February 28,                February 29,
                                         1997                        1996
Revenues
  Software products and services    $   5,723,413                 $  7,931,847
  Maintenance and support services      7,622,754                    7,216,599
  Contract services                     7,620,067                    8,521,576
                                     ------------                 ------------
                                       20,966,234                   23,670,022

Costs and expenses
  Software products and services        1,981,232                    2,848,080
  Maintenance and support services      3,863,542                    4,098,843
  Contract services                     7,192,546                    8,036,250
                                     ------------                 ------------
                                       13,037,320                   14,983,173

  Marketing, general and
    administrative                      7,401,705                    6,847,882
  Research and development              1,766,009                    1,166,425
  Restructuring charges                 2,800,391                    1,569,240
  Stock repurchase                      1,690,042                         -
                                     ------------                 ------------
                                       26,695,467                   24,566,720
                                     ------------                 ------------

Operating loss                        (5,729,233)                    (896,698)

  Interest and other income              354,820                      455,659
                                     ------------                 ------------

Loss before income taxes              (5,374,413)                    (441,039)

  Income tax benefit                  (1,947,966)                    (187,266)
                                     ------------                 ------------

Net loss                            $ (3,426,447)                $   (253,773)
                                     ============                 ============

LOSS PER SHARE                      $      (0.53)                $      (0.04)
                                     ============                 ============
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                            6,491,196                    6,463,491
                                     ============                 ============




The accompanying notes are an integral part of these statements.


                           MEDICUS SYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Nine Months Ended
                                      ------------------------------------------
                                        February 28,                February 29,
                                           1997                        1996

Cash flows from operating activities
   Net loss                           $ (3,426,447)               $    (253,773)
   Adjustments to reconcile to net cash
      flows from operating activities:
      Depreciation of property and
          equipment                        527,872                      504,790
      Amortization of software             513,762                      937,167
      Deferred income taxes             (1,947,965)                      30,322
      Accrued restructuring charge       1,694,445                    1,208,445
      Stock repurchase                   1,690,042                         -
      Provision for doubtful accounts      368,361                      214,920
      Changes in certain current assets and
          current liabilities:
         Accounts receivable and unbilled
          services                      (4,982,368)                  (2,153,077)
         Due from Managed Care
          Solutions, Inc.                  647,408                   (1,370,562)
         Prepaid income taxes              597,491                         -
         Accounts payable and other accrued
          liabilities                      514,278                     (509,420)
         Accrued compensation             (642,403)                    (474,956)
         Deferred revenue                3,768,015                    1,452,561
      Other, net                           414,624                     (118,215)
                                      --------------              --------------
                                          (262,885)                    (531,798)
                                      --------------              --------------

Cash flows from investing activities
   Additions to property and equipment    (538,198)                    (506,624)
   Additions to software                (1,808,564)                  (1,722,785)
   Proceeds from maturity of short-term
     investments                         4,784,361                    4,033,377
   Proceeds from sale of short-term
     investments                        79,688,023                   38,800,000
   Purchases of short-term investments (81,779,215)                 (41,386,664)
                                       ------------                 ------------
                                           346,407                     (782,696)
                                       ------------                 ------------

Cash flows from financing activities
    Sale of common stock                   126,520                         -
    Cash infusion to Managed Care
     Solutions, Inc.                          -                        (250,000)
                                           126,520                     (250,000)
                                       -------------                ------------

Net increase (decrease) in cash and
     cash equivalents                      210,042                   (1,564,494)
Cash and cash equivalents, beginning
     of period                             765,312                    2,556,016
Cash allocated to Managed Care
     Solutions, Inc.                          -                        (346,111)
                                       ------------                 ------------
Cash and cash equivalents, end of
     period                            $   975,354                  $   645,411
                                      =============                 ============



The accompanying  notes are an integral part of these statements.




                           MEDICUS SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

   Prior to March 1, 1996, the Company's predecessor (the "Predecessor Corporation") operated a software and related services business and a small managed care business. In connection with a series of transactions which occurred on March 1, 1996, the Predecessor Corporation formed a new Delaware subsidiary, Medicus Systems Software, Inc., to which it transferred all of its assets and liabilities excluding only the defined assets and liabilities of its managed care business. In turn, the stock of this newly-formed subsidiary was distributed on a share-for-share basis to the stockholders of the Predecessor Corporation (the "Distribution"), the name of the subsidiary was changed to Medicus Systems Corporation ("the Company"), and the name of the Predecessor Corporation was changed to Managed Care Solutions, Inc. ("MCS"). The Company is liable for all obligations of the Predecessor Corporation except those specifically related to the Predecessor Corporation's managed care business.

   Although the Company is, in substance, the Predecessor Corporation's successor, the financial statements of the Company for the quarter and nine months ended February 29, 1996 have been prepared as if the Company had operated as a free-standing entity for all the periods presented (excluding certain incremental corporate expenses that would have been incurred had it operated on a stand-alone basis). Accordingly, the financial statements include those assets, liabilities, revenues and expenses directly attributable to the Company's operations and exclude those specifically related to the managed care business. The Company believes this presentation most fairly represents its financial condition, results of operations and changes in stockholders' equity and cash flows. The financial statements included herein for periods prior to the Distribution do not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

   The Company and MCS signed a services agreement, pursuant to which the Company (i) made available to MCS certain services, including tax, accounting, data processing, cash management, employee benefits, monitoring, operational, supervisory, insurance purchasing and claims administration consulting services, and (ii) provided certain financial services to MCS, including analysis and advice regarding potential financial transactions (including but not limited to proposed issuance of debt or equity securities, proposed merger or asset acquisition or sale transactions and dividend, stock split or similar transactions), assistance in budget and forecast preparation, relations with financial analysts, financial press, and investors, and crisis management and control. Such services commenced on March 1, 1996, and continued for one year. MCS paid the Company $700,000 for such services. In order to compensate the Company for fixed costs incurred in making such services available, MCS paid such fees whether or not it elected to utilize the services. MCS also reimbursed the Company for its out-of-pocket expenses in connection therewith. The services agreement also provided that the Company would not be liable for any losses or damages suffered in respect of services to be performed thereunder, other than by reason of its willful misconduct or gross negligence in performing such services. Marketing, general and administrative expenses were reduced by $175,000 in the quarter and $525,000 in the nine months ended February 28, 1997 as a result of this agreement.

   In management's opinion, the financial statements of the Company reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the operating results for the quarter and nine months ended February 28, 1997. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, equity or results of operations.

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

NOTE 3 - DIVIDENDS

   The Predecessor Corporation declared quarterly dividends of $0.03 in the first three quarters of fiscal year 1996. The Board of Directors of the Company has determined not to pay dividends on the Common Stock in the foreseeable future.

NOTE 4 - RESTRUCTURING CHARGES

   During the third quarter of fiscal 1996, the Company commenced a process to evaluate its strategic position, including the markets it will pursue and product offerings in those chosen markets. As a result of decisions made in the quarter ended February 29, 1996, the Company began a plan resulting in the recording of approximately $1.6 million in charges to exit certain product lines and abandon certain development efforts. Specifically, the Company decided to exit the Executive Information Systems product line, recording charges to write down related customer accounts and accrue future costs to provide maintenance associated with existing contractual obligations. In addition, product development efforts for the Optimizer project and portions of the MACH 1 project, which will no longer be utilized in the Medicus product line, were abandoned and their associated development costs, which had been previously capitalized, were expensed. During the fourth quarter of fiscal year 1996, the Company continued the process resulting in additional charges of $3.1 million.

   As part of an ongoing evaluation, the Company refined its strategic planning process during fiscal 1997, and assessed continuing obligations associated with the implementation of the plan. The Company continued the process of implementing its plans during 1997 and, following the stock repurchase from its founder in the quarter ended February 28, 1997, recorded $2.8 million in charges to complete its plan, including accruing future costs to reorganize the Company's business units, to abandon certain development efforts, and to increase the allowance for doubtful accounts. Specifically, the Company decided to relocate operations for its Clinical Data Systems ("CDS") division, based in Alameda, CA, to the Company's Evanston, IL corporate offices. Costs associated with the relocation, which is expected to be completed during the next twelve months, included costs to cancel existing lease agreements, to terminate employees and to write down abandoned assets. In addition, the Company increased its reserves for product line exit costs and severance costs that relate to the remaining customer of the previously discontinued Clinical Case Management Systems ("CCM") product line. Also, certain product development efforts for the Company's Patient Focused Systems ("PFS") products were abandoned, and the associated development costs, which had been previously capitalized, along with other related product line exit costs were expensed. The Company has increased its allowance for doubtful accounts due to the potential for certain additional billed and unbilled accounts to become uncollectible as a result of the decisions discussed above.

   The restructuring charges included in the Statements of Operations for the quarter and nine months ended February 28, 1997 and February 29, 1996, respectively, were comprised of the following items:

                                          February 28,              February 29,
                                             1997                       1996
                                          ------------              ------------
Product line exit costs                   $    798,000               $   360,793
Business unit reorganization costs             705,697                      -
Employee termination and severance costs       569,868                      -
Accounts receivable reserves                   450,000                   471,835
Capitalized software write-downs               276,826                   736,612
                                          ------------              ------------
                                          $  2,800,391               $ 1,569,240
                                          ============              ============




                           MEDICUS SYSTEMS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


NOTE 4 - RESTRUCTURING CHARGES, CONTINUED

   At May 31, 1996, restructuring liabilities in the Balance Sheet aggregated $1,527,461. During the quarter ended February 28, 1997, the Company increased its reserve for future employee termination and severance costs and product line exits costs by $569,868 and $798,000, respectively, primarily due to the Company's decision to relocate its CDS division and increase its CCM product line reserve, and paid $249,290 and $210,375 in severance benefits and product line exit costs, respectively. The Company also recorded a $705,697 charge for business unit reorganization costs associated with the relocation. The Company did not accrue estimated incremental costs of approximately $1.1 million associated with the relocation. Such costs relate to the orderly transition of the division, will be incurred during the next twelve months and are not accruable under Generally Accepted Accounting Principles.

   During the nine months ended February 28, 1997, the Company increased its reserve for future employee termination and severance costs and product line exits costs by $569,868 and $798,000, respectively, primarily due to the Company's decision to relocate its CDS division and increase its CCM product line reserve. The Company also reduced its reserve for future severance obligations and continuing obligations on product line exit costs by $124,716 and $200,000, respectively, as a result of favorable settlements with two of its employees and negotiations with its customers, and paid $570,855 and $210,375 in severance benefits and product line exit costs, respectively.

   The components of the restructuring reserve at February 28, 1997, which the Company expects will be paid during the next twelve months, and at May 31, 1996 are as follows:

                                         February 28,                 May 31,
                                            1997                       1996
                                         ------------              -------------
Product line exit costs                  $    798,000              $     410,375
Business unit reorganization costs            705,697                       -
Employee termination and severance costs      991,383                  1,117,086
                                         ------------              -------------
                                         $  2,495,080              $   1,527,461
                                         ============              =============

NOTE 5 - STOCK REPURCHASE

   On December 5, 1996, the Company reached an agreement in principle (the "Agreement") with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek one million shares of Common Stock and 500 shares of Voting Preferred Stock. Also, Mr. Jelinek agreed to resign as Chairman and agreed not to attempt to seek voting control of the Company for a period of five years. (Mr. Jelinek will continue to serve as a Director.) In exchange, the Company agreed to pay Mr. Jelinek $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and will issue to Mr. Jelinek 400,000 warrants to purchase Common Stock at $8.00 per share. The Company's Board of Directors approved the Agreement on January 2, 1997, and the Company's stockholders approved the Agreement at the Annual Meeting of Stockholders on March 19, 1997.

   The Company's results of operations for the quarter and nine months ended February 28, 1997 include $1,690,042 in related costs and expenses, as a result of the Agreement. Amounts in excess of the fair value of the Common Stock and the exercise price of the Voting Preferred Stock, aggregating $1,319,000, have been expensed as these amounts are attributable to the control represented by the stock being acquired and are not expected to benefit the Company's future operations. Also included are $371,042 in outside professional fees incurred to consummate the Agreement. The Company recorded the charge in the quarter ended February 28, 1997, even though consummation did not occur until March 19, 1997, because, prior to February 28, 1997, it controlled enough votes through the Board of Directors and the receipt of irrevocable proxies to ensure approval of the Agreement at the Annual Meeting of Stockholders.


NOTE 6 - SUBSEQUENT EVENT

   In April 1997, the Company entered into an agreement with a bank that provides for a secured, revolving line of credit up to a maximum of $2.5 million. The credit facility, which has an initial maturity date of October 1998, bears interest at the bank's prime rate and provides the bank with a first security interest in all assets of the Company. Certain financial covenants and reporting requirements are also included in the agreement.




Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

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

                                               Percent of Revenues        Percentage        Percent of Revenues        Percentage
                                               Three Months Ended          Increase          Nine Months Ended          Increase

                                              Feb. 28,       Feb. 29,        (Decrease)       Feb. 28,       Feb. 29,   (Decrease)
                                                1997           1996         1996 to 1997        1997           1996    1996 to 1997

Revenues
   Software products and services                 26%            27%            (10)%            27%            34%       (28)%
   Maintenance and support services               36             34              (1)             37             30          6
   Contract services                              38             39              (9)             36             36        (11)
                                                 ---            ---                             ---            ---        ---
                                                 100            100              (7)            100            100        (11)
                                                 ---            ---                             ---            ---        ---

Costs and expenses
   Software products and services<F1>             47             45              (5)             35             36        (30)
   Maintenance and support services<F1>           69             38              76              51             57         (6)
   Contract services<F1>                          96             93              (6)             94             94        (11)
                                                  ----          ---                             ---            ---
                                                  73             62              12              62             63        (13)
   Marketing, general and administrative
                                                  48             33              37              35             29          8
   Research and development                        6              3              57               9              5         51
   Restructuring charges                          42             22              78              13              7         78
   Stock repurchase                               26              -             N/M               8              -        N/M
                                                 ---            ---                             ---            ---
                                                 195            120              52             127            104          9
                                                 ---            ---

Operating loss                                   (95)           (20)            N/M             (27)            (4)       N/M
   Interest and other income                       1              2             (41)              2              2        (22)
                                                 ---            ---             ---             ---            ---

Loss before income taxes                         (94)           (18)            N/M             (25)            (2)       N/M
   Income taxes                                  (34)            (7)            N/M              (9)            (1)       N/M
                                                 ---            ---                             ---             ---

Net loss                                         (60)%          (11)%           N/M             (16)%           (1)%      N/M
                                                 ===            ===                             ===             ===

      -------------
<F1>   Shown as a percent of related revenues.

   The Company's revenues are derived from three sources: (1) license fees and the related services for licensing the Company's proprietary software products;
(2) maintenance and support services related to such software products; and (3) contract services.



                           MEDICUS SYSTEMS CORPORATION
                        RESULTS OF OPERATIONS, Continued


SOFTWARE PRODUCTS AND SERVICES

   Revenues decreased 10% to $1.7 million for the quarter and 28% to $5.7 million for the nine months, primarily due to the continued weakness in the Company's primary markets and product lines as a result of delays in the release of certain Windows-based products and continued competition in many markets. Costs and expenses for the quarter and nine months decreased 5% and 30%, respectively, compared to the corresponding prior year periods, and as a percentage of related revenues, increased to 47 % from 45% for the quarter but decreased to 35% from 36% for the nine months. The decrease resulted primarily from lower personnel and service-related expenses associated with product lines discontinued during the latter part of fiscal 1996 and lower labor costs resulting from a reduction in service- related personnel for continuing product lines. Additionally, costs and expenses for the nine months include the effect of the Company's decision to reduce its reserve for continuing obligations on product line exit costs by $200,000, as a result of favorable negotiations with its customers, and to reduce its reserve for future severance obligations by $25,000, due to a favorable settlement with one of its employees.

MAINTENANCE AND SUPPORT SERVICES

   Revenues decreased 1% to $2.4 million for the quarter but increased 6% to $7.6 million for the nine months, primarily due to the larger base of licensed products and modest price increases, partially offset by the loss of maintenance revenue from product lines which were discontinued during the latter part of fiscal 1996. Costs and expenses increased 76% for the quarter but decreased 6% for the nine months, compared to the corresponding prior year periods, and as a percentage of related revenues, increased to 69% from 38% for the quarter but decreased to 51% from 57% for the nine months. Costs increased for the quarter primarily due to additional labor costs incurred to support new product releases from the Clinical Data Systems and Patient Focused Systems divisions and charges to record cancellations identified during the annual maintenance and support billing process. The decrease in total costs for the nine months resulted primarily from lower labor and operating costs associated with product lines that were discontinued in the third and fourth quarters of fiscal 1996. Also, the decrease reflected lower labor costs resulting from personnel shifts to development activities from maintenance and support services.

CONTRACT SERVICES

   Revenues decreased 9% to $2.5 million for the quarter and 11% to $7.6 million for the nine months, primarily due to lower revenues from the contract to manage the information systems functions at Bethesda, Inc. in Cincinnati, Ohio. Additionally, the prior year period includes revenues from the Drake Center contract, which expired in February, 1996. Costs and expenses for the quarter and nine months decreased 6% and 11%, respectively, compared to the corresponding prior year periods, and as a percentage of related revenues, increased to 96% from 93% for the quarter but remained consistent at 94% for the nine months, primarily reflecting a corresponding decrease in expenses associated with the Bethesda, Inc. contract and the elimination of expenses associated with the Drake Center contract.

MARKETING, GENERAL AND ADMINISTRATIVE

   Expenses increased 37% to $3.1 million for the quarter and 8% to $7.4 million for the nine months. The increase reflected accruals and direct expenses recorded in the third quarter of fiscal 1997 for additional taxes arising from audits of prior year returns, increased recruiting fees associated with the hiring of new sales and development personnel, higher marketing costs to support new product introductions, increased professional fees incurred for tax and legal services, and higher labor and employee benefit costs associated with the filling of budgeted corporate and executive positions. Costs and expenses for the quarter and nine months ended February 28, 1997 also include the effect of $175,000 and $525,000, respectively, in administrative fees the Company received as a result of the services agreement with MCS.





                           MEDICUS SYSTEMS CORPORATION
                        RESULTS OF OPERATIONS, Continued


RESEARCH AND DEVELOPMENT

   Actual research and development expenses increased 22% to $1.2 million for the quarter and 9% to $3.5 million for the nine months. Research and development costs presented in the accompanying financial statements for the quarter and nine months were $385,000 and $1,766,000, respectively, compared to $245,000 and $1,166,000 in the corresponding prior year periods. The Company did not obtain funding from clients under development service agreements during the quarter and nine months ended February 28, 1997, compared to $158,000 and $470,000 obtained in the corresponding prior year periods, for its research and development efforts. These development service agreements provided for retention of ownership of the products developed by the Company and for payment of royalties of up to 5% of future license fees to the clients. The Company also capitalized software development costs of $829,000 and $1,776,000 during the quarter and nine months, respectively, compared to $580,000 and $1,508,000 in the corresponding prior year periods, reflecting increased investment in the development of new products and significantly enhanced functionality of current products. Actual research and development expenditures were 72% and 62% of software products and services revenues for the quarter and nine months, respectively, compared to 53% and 40% in the corresponding prior year periods.

   During the first nine months of fiscal 1997, the Company's development efforts were focused on the Resource Case Management System, and the Clinical Data Systems and Decision Support Systems product lines. During the first nine months of fiscal 1996, the Company was engaged in several development projects, including the Resource Case Management System, Medicus Architecture (MACH 1) and the Decision Support Systems product lines.

RESTRUCTURING CHARGES

   As part of an ongoing evaluation, the Company refined its strategic planning process during fiscal 1997, and assessed continuing obligations associated with the implementation of the plan. As a result of decisions made in the quarter ended February 28, 1997, and following the stock repurchase from its founder, $2.8 million in charges were recorded for future costs to reorganize the Company's business units, to provide for additional costs, to exit discontinued product lines, to abandon certain development efforts, and to increase the allowance for doubtful accounts. Specifically, the Company decided to relocate operations for its Clinical Data Systems division, based in Alameda, CA, to the Company's Evanston, IL corporate offices. Costs associated with the relocation, which is expected to be completed during the next twelve months, included costs to cancel existing lease agreements, to terminate employees and to write down abandoned assets. In addition, the Company increased its reserves for product line exit costs and severance costs that relate to the remaining customer of the discontinued Clinical Case Management Systems product line. Also, certain product development efforts for the Company's Patient Focused Systems products were abandoned, and the associated development costs, which had been previously capitalized, along with other related product line exit costs were expensed.

   During the third quarter of fiscal 1996, the Company commenced a process to evaluate its strategic position, including the markets it will pursue and product offerings in those chosen markets. As a result of decisions made in the quarter ended February 29, 1996, approximately $1.6 million in charges were recorded to exit certain product lines and abandon certain development efforts. Specifically, the Company decided to exit the Executive Information Systems product line, recording charges to write down related customer accounts and accrue future costs to provide maintenance associated with existing contractual obligations. In addition, product development efforts for the Optimizer project and portions of the MACH 1 project, which will no longer be utilized in the Medicus product line, were abandoned and their associated development costs, which had been previously capitalized, were expensed.






                           MEDICUS SYSTEMS CORPORATION
                        RESULTS OF OPERATIONS, Continued


STOCK REPURCHASE

   On December 5, 1996, the Company reached an agreement in principle (the "Agreement") with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek one million shares of Common Stock and 500 shares of Voting Preferred Stock. Also, Mr. Jelinek agreed to resign as Chairman and agreed not to attempt to seek voting control of the Company for a period of five years. In exchange, the Company agreed to pay Mr. Jelinek $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and will issue to Mr. Jelinek 400,000 warrants to purchase Common Stock at $8.00 per share.

   The Company's results of operations for the quarter and nine months ended February 28, 1997 include $1,690,042 in related costs and expenses, as a result of the Agreement. Amounts in excess of the fair value of the Common Stock and the exercise price of the Voting Preferred Stock, aggregating $1,319,000, have been expensed as these amounts are attributable to the control represented by the stock being acquired and are not expected to benefit the Company's future operations. Also included are $371,042 in outside professional fees incurred to consummate the Agreement. The Company recorded the charge in the quarter ended February 28, 1997, even though consummation did not occur until March 19, 1997, because, prior to February 28, 1997, it controlled enough votes through the Board of Directors and the receipt of irrevocable proxies to ensure approval of the Agreement at the Annual Meeting of Stockholders.

INTEREST AND OTHER INCOME

   Interest and other income decreased 41% to $79,000 for the quarter and 22% to $355,000 for the nine months, primarily due to lower average cash and investment balances.

INCOME TAXES

   The Company's effective tax rate was 36.6% for the quarter and 36.2% for the nine months, compared to 38.5% and 42.5% for the corresponding prior year periods. The effective tax rates and resulting benefits decreased in the current year primarily due to the nondeductibility of certain expenses related to the stock repurchase.


                               FINANCIAL CONDITION

   As of February 28, 1997, the Company had no long-term debt and held approximately $975,000 in cash and cash equivalents and $5.0 million in short-term investments. In addition, the Company has a $2.5 million standby credit facility available.

   The Company's current commitments consist primarily of lease obligations for office space. During the fourth quarter of fiscal year 1997, the Company will pay to its founder, Richard C. Jelinek, $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and will issue 400,000 warrants to purchase Common Stock at $8.00 per share, resulting from an agreement (the "Agreement") to purchase from Mr. Jelinek one million shares of Common Stock and 500 shares of Voting Preferred Stock. The Company will also pay $371,000 in outside professional fees incurred to consummate the Agreement.

   In addition, the Company anticipates cash outlays of approximately $3.2 million during the next twelve months, resulting primarily from its decision to reorganize its business units and to exit certain product lines. Of this total, approximately $2.1 million was expensed as part of the restructuring charge. The remainder will be expensed as incurred during the next twelve months.

   The Company believes that it has sufficient financial resources to meet these obligations and its ordinary capital needs for the foreseeable future.



                           PART II - OTHER INFORMATION


Item 5.  Other Information.

   On March 19, 1997, the Company announced that its stockholders approved the repurchase of one million shares of Common Stock and 500 shares of Voting Preferred Stock from its founder, Richard C. Jelinek. In addition, the Company announced that Patrick C. Sommers, Chief Executive Officer, was elected as Chairman of the Board of Directors. A copy of the announcement is filed as an exhibit and listed in the Exhibit Index below.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit 27 - Financial Data Schedule
      Exhibit 99 - Press Release Announcing New Chairman and Completion of Stock Repurchase

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter.







                                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      MEDICUS SYSTEMS CORPORATION
                                             (Registrant)




      April 14, 1997                   /s/  Patrick C. Sommers
---------------------------     --------------------------------------
                                            Patrick C. Sommers
                                                 President
                                         (Chief Executive Officer)




       April 14, 1997                  /s/  Daniel P. DiCaro
---------------------------     -------------------------------------
                                            Daniel P. DiCaro
                                            Vice President
                                        (Chief Financial Officer)