Form 10-K
period 1997-05-31
MEDICUS SYSTEMS CORP /DE/
filed 1997-09-02
CIK 1006361

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1997

                           Commission File No. 0-27614

                           MEDICUS SYSTEMS CORPORATION

        A Delaware Corporation IRS      Employer Identification No.36-4056769

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of August 21, 1997, there were 5,483,207 shares of common stock outstanding, and the aggregate market value of the common stock (based upon the August 21, 1997 closing sale price on the Nasdaq National Market) held by non-affiliates was approximately $23,290,034.

                       Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on November 18, 1997 (Part III).

                                     PART I

ITEM 1. BUSINESS

General

     Medicus Systems Corporation ("Medicus" or the "Company") develops, markets, and supports a family of specialized integrated software products utilized by healthcare financial administrators, physicians and nursing executives, health information and other administrative departments to capture, structure and analyze clinical, operational and financial information. Medicus' specialized software applications and services allow these professionals to measure, monitor and manage organizational performance and optimize outcomes. Many of these products incorporate features that enable them to facilitate the exchange of data with information systems used by other Medicus clients. Medicus also provides product-related maintenance and support services. During the year, the Company discontinued the line of business which managed the information systems of healthcare delivery organizations.

     Medicus' products are currently used by more than 1,200 clients. Clients include hospitals, academic medical centers, managed care organizations, community care networks, integrated health systems, primary care and multi-specialty physician groups, government agencies, and other organizations.

Basis of Presentation

     Prior to March 1, 1996, the Company's predecessor (the "Predecessor Corporation") operated a software and related services business and a small managed care business. In February 1995, the Predecessor Corporation adopted a formal plan to discontinue its managed care business, transfer the assets and liabilities of this business to a newly-formed subsidiary, and distribute the shares of this newly-formed subsidiary to its stockholders. In November 1995, following meetings with the Internal Revenue Service and in order to insure qualification of the transaction as a tax-free spin-off, the form of the transaction was changed. Instead of transferring the assets and liabilities of its managed care business to a newly-formed subsidiary, the Predecessor Corporation formed a new Delaware subsidiary, Medicus Systems Software, Inc., to which it transferred all of its assets and liabilities excluding only the defined assets and liabilities of its managed care business. In turn, the stock of this newly-formed subsidiary was distributed on a share-for-share basis to the stockholders of the Predecessor Corporation (the "Distribution"), the name of the subsidiary was changed to Medicus Systems Corporation, and the name of the Predecessor Corporation was changed to Managed Care Solutions, Inc. ("MCS"). Simultaneously, the outstanding stock of the Predecessor Corporation was split in reverse one-for-three so that following the Distribution, the Predecessor Corporation's stockholders owned one share of the Company (the successor, in substance, to the Predecessor Corporation which owned all of the assets and was liable for all obligations of the Predecessor Corporation except those specifically related to the Predecessor Corporation's managed care business) and one-third of a share of MCS for every share of the Predecessor Corporation previously owned.

     Although the Company is, in substance, the Predecessor Corporation's successor, the financial statements of the Company have been prepared as if the Company had operated as a free-standing entity for all the periods presented (excluding certain incremental corporate expenses that would have been incurred had it operated on a stand-alone basis). Accordingly, the financial statements include those assets, liabilities, revenues and expenses directly attributable to the Company's operations and exclude those specifically related to the managed care business. The Company has adopted this presentation because the Company believes that this presentation most fairly represents its financial condition, results of operations and changes in stockholders' equity and cash flows. The financial statements included herein for periods prior to the Distribution do not necessarily reflect what the financial position and results of operation of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

Software Products and Services

     Provider organizations are continuously challenged by purchasers to demonstrate improvement toward optimal financial and clinical outcomes as they compete for managed care contracts. Medicus' specialized products are designed to capture, structure and analyze data in such a way as to assist providers in optimizing the outcomes that are most important to buyers. Medicus focuses on providing products in specialized market niches that are critical to the information and decision support needs of healthcare providers. The Company employs standard interface systems to accomplish the necessary integration with existing transaction processing systems.

     Clinical Data Systems (CDS)

     CDS is an integrated encoding system and data repository that enables the healthcare provider to classify, capture, validate, and analyze clinical data. The system is a tool that implements a uniform clinical database to measure and monitor patient, clinical and financial outcomes. This expert encoding system aids in optimizing prospective payment reimbursement for both inpatient and ambulatory care services. It captures and validates clinical indicators, severity and risk factors as well as patient demographics data, diagnoses and procedures. Clinical data forms the basis upon which (i) the healthcare provider identifies cases for clinical appropriateness studies, (ii) the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), The National Committee on Quality Assurance utilizing its Health Plan and Employer Data and Information Set (HEDIS), and state agencies measure performance, and (iii) the health care provider estimates service volumes and costs in competing for managed care contracts. By validating data at the point of capture and linking it to a Diagnosis Related Group (DRG), the clinical data system creates an accurate and complete data repository that provides the information required to manage costs and improve clinical effectiveness and service efficiency.

     As of May 31, 1997, the Company had licensed CDS software for use by 600 hospitals and other users. These other users include the Health Care Financing Administration (HCFA), several professional peer review organizations, the American Hospital Association (AHA), and numerous consulting and auditing firms. The CDS product line currently includes two integrated modules:

     The WinCoder+ module is a Windows-based encoding tool released in 1995. The WinCoder+ module supports integrated data encoding, editing and diagnosis-related grouping for all patient types, including inpatient admissions, emergency room admissions, referrals, and ambulatory admissions and procedures. Utilizing "expert-system" logic, WinCoder+ delivers advice and classification guidance to identify errors of omission in clinical documentation in an effort to optimize Medicare and capitated reimbursement. The system also captures reliable and consistent clinical data for both the financial and clinical users. The WinCoder+ product includes a Clinical and Financial Optimizer which uses "expert-system" logic to assist the user in identifying errors of omission in clinical documentation, and proposes related codes or other alternatives which may be applicable and result in more appropriate reimbursement.

     The WinCOLLECT module organizes and structures a uniform clinical data set to describe a patient population, including its clinical and financial characteristics, and to evaluate the quality and appropriateness of care.
WinCOLLECT is a data capture system that validates entries for internal consistency at the point of collection. Because each organization has unique requirements and is responding to volatile external forces, this module supports user customization with user-defined tables and calculated fields. WinCOLLECT is a core technology for the healthcare organization to support medical records, quality assurance, physician credentialing, utilization review, discharge planning, infection control and risk management functions. This module captures the clinical data necessary to meet the external reporting requirements of JCAHO, HCFA, professional review organizations, state data agencies and other organizations.

     The CDS products are licensed under non-exclusive perpetual licenses. Leasing options are also offered. Total client fees for CDS products range from $15,000 to $250,000 and are comprised of license fees charged per module and per user, implementation, hardware and technical fees. At the time a license is granted, Medicus generally enters into a one-year maintenance and support agreement for an annual fee that is based on a percentage of the then current license fee and which is renewable at then current rates for successive one-year terms.

Decision Support Systems (DSS)

     This division offers two lines of products, Enterprise Analyst and Resource Case Management. As of May 31, 1997, Medicus had licensed its DSS software for use by 150 hospital customers.

     The Company recently introduced to the market the Enterprise Analyst - the next generation of Decision Support Systems to assist integrated healthcare delivery systems in responding to the rapidly changing healthcare environment via a powerful client/server architecture and one of the most comprehensive functionalities available today.

     The Enterprise Analyst is a fully integrated, enterprise wide decision support system application designed to allow our customers to maximize all components of value - quality, outcomes and cost containment. With the Enterprise Analyst , healthcare organizations capture, manage, and analyze clinical and operational costs, case mix data, payer contracts, physician profiles, resource utilization, and patient care outcomes data. The Enterprise Analyst is comprised of three integrated modules:

     Enterprise Costing allows a healthcare enterprise to measure, monitor and compare costs across the continuum of care for all care settings. This product allows healthcare managers to easily obtain the information needed to make optimal decisions regarding resource allocation and cost containment. The system supports flexible cost determination based on a range of methodologies including micro-costing, engineered standards, relative value units, activity based costing, and ratio of cost to charges.

     Enterprise Case Mix and Contract Management (CM2) is a powerful, new combination case mix and contract management system. CM2 features a fully integrated clinical and financial database. The system is designed to analyze clinical outcomes against key variables such as revenues, costs, severity, physician to discover the techniques that result in desirable outcomes and lower costs. CM2 is designed to calculate reimbursement based on payer contract terms, track contractual allowances accurately to provide precise profitability measures and variance analyses of payer contracts, generate payer and patient letters, and provide a contract modeling capability that can handle any reimbursement model for more accurate negotiations.

     Enterprise Performance Measurement and Modeling (PMM) effectively integrates strategic planning with the operational planning process across the enterprise. PMM works in a distributed environment and provides a dynamic statistics file for comprehensive flexible budgeting and financial modeling. The system supports enterprise wide detailed wage and salary planning, financial forecasting, cost allocation, contractual allowance determination, and procedural rate setting.

     Resource Case Management, a line of DSS products, provides case managers and other personnel the ability to evaluate and manage patient care resources on a daily basis. The Resource Case Management system is comprised of three integrated modules each of which addresses a distinct and logical part of the case management and analysis process:

     The Pathway Generator module analyzes historical case data and generates resource pathways.

     The Pathway Monitor module tracks actual resource consumption and related variation, reports performance, and assigns pathways to cases.

     The Reimbursement module calculates expected reimbursement.

     The DSS products are licensed under non-exclusive perpetual licenses. Total client fees for DSS products range from $25,000 to $300,000, depending on the size of the healthcare organization, and are comprised of license fees charged for the specific modules that are licensed, along with implementation and technical fees. At the time a license is granted, the Company generally enters into a one-year maintenance and support agreement for an annual fee that is typically based on a percentage of the then current license fee and which is renewable at then current rates for successive one-year terms.

Patient Focused Systems (PFS)

     This division's main product is InterAct 2000, which is a modular system of software tools and methodologies designed to manage patient care resource utilization through workload measurement, staffing against budget, cost and productivity reporting, and employee scheduling. As of May 31, 1997, PFS software products were licensed to 450 healthcare organizations. InterAct 2000 includes two integrated modules:

     The Workload/Productivity module incorporates a proprietary, research-based workload measurement methodology applicable to all medical/surgical, mental health, ambulatory, perinatal, and dialysis populations. This module uses an organization's own financial and quality of care objectives to generate assessments of workload and staffing needs against the department's resource utilization budget. Workload/Productivity tracks direct care provider costs so managers can understand and control variances in revenue, expenses and productivity. It also provides data for comparing and benchmarking resource utilization relative to similar institutions or departments. Workload/Productivity enables the user to fulfill JCAHO patient care resource management requirements.

     The Personnel/Scheduler module creates balanced staff schedules based on a specific scheduling algorithm and a set of user defined rules. Personnel/Scheduler also maintains ongoing personnel records with available interfaces to payroll and time and attendance systems.

     The PFS products are licensed under non-exclusive perpetual licenses. Total client fees for PFS products range from $20,000 to $100,000, depending on the size of the healthcare organization, and are comprised of license fees charged for the specific modules that are licensed along with implementation and technical fees. At the time a license is granted, Medicus generally enters into a one-year maintenance and support agreement for an annual fee that is based on a percentage of the then current license fee and which is renewable at then current rates for successive one-year terms.

Discontinued Operation

     Medicus formerly offered information management services to operate all or part of the information systems division of selected healthcare provider organizations. These services were generally performed on the client's premises by Medicus personnel that functioned as though they were the client's employees.

     While the information systems management market presents several attractive opportunities, it is dominated by many companies with significantly greater financial and technical resources. As a result, price competition is strong and sales cycles are traditionally much longer in this sector than in the Company's core software and service product areas. Because of this, and the fact that information systems management is not a strong fit with the Company's main focus on healthcare decision support system opportunities, the Company decided to discontinue this line of business. The Company will continue providing services under its existing contract until May 31, 1998, the expiration date of the contract.

Maintenance and Support Services

     Medicus provides training and support services during client implementation and thereafter, as required. Maintenance and support services include software updates, enhancements and services which are purchased by substantially all of the Company's clients under renewable annual contracts. The Company maintains logging, notification, and follow-up procedures to track client problems encountered in implementing and operating its products. It also conducts client conferences to exchange ideas regarding product usage and product extensions. Management believes that these conferences are valuable in gathering ideas for future products as well as enhancements to the Company's current product line.

Recurring Revenue

     The Company's recurring revenue (defined as revenue generated pursuant to a multi-year contract or pursuant to an ongoing contract, such as the Company's standard form of annual maintenance and technical support agreements, which contemplate continued renewals) was $10.1 million, $9.4 million and $9.0 million for the three fiscal years ended May 31, 1997, 1996 and 1995, respectively.

Backlog

     As of May 31, 1997 and 1996, the Company's backlog (which consists of signed contracts or purchase orders for products and services which are expected to be realized as revenue over the next twelve months plus remaining revenue on annual maintenance and support contracts) was approximately $9.2 million and $8.1 million, respectively. Included in backlog is $4.2 million and $4.9 million of deferred maintenance and support for the fiscal years ended May 31, 1997 and 1996, respectively.

Markets

     The primary market for the Company's products and services includes hospitals, integrated delivery systems and academic medical centers. Table I below summarizes the Company's primary and secondary markets for its main product lines and the number of clients that have been licensed to use each of the Company's three main software products and services.

                                                 Table I

                                       THE COMPANY'S MAJOR MARKETS

      Products and Services                    Primary Markets                       Secondary Markets
      ---------------------                    ---------------                       -----------------

Clinical Data Systems                 All hospitals - more than 5,000             Physician group practices,
                                      potential customers, of which               ambulatory care facilities,
                                      600 are clients                             governmental review
                                                                                  agencies and consulting
                                                                                  firms


Decision Support Systems              All hospitals - more than 5,000             Managed care
                                      potential customers, of which               organizations and
                                      150 are clients                             physician group practices

Patient Focused Systems               Hospitals with more than                    Hospitals  with fewer than
                                      50 beds - more than 3,850                   50  beds, outpatient ambulatory
                                      potential  customers, of which              care  clinics, nursing homes and
                                      450  are  clients                           mental health facilities


     As healthcare delivery systems and their respective information systems have become more integrated, the Company has also placed an increasing emphasis on the integration of its products by implementing a strategy focused on upgrading its client base to new versions of its software and cross-selling additional products to its more than 1,200 existing customers. Because many of these clients use only one or two of the Company's products, priced between $15,000 and $300,000, the Company believes this strategy presents an excellent growth opportunity.

Market Environment

     The  shift of  patient  care  delivery  to less  costly  settings,  such as outpatient clinics and physician offices, has accelerated the consolidation trend of healthcare delivery organizations. Employers and government purchasers of healthcare services have dramatically shifted providers' financial incentives by capping expenditures through various contract pricing mechanisms.
Additionally, these consumers are devising new, objective indicators for measuring clinical performance. Healthcare delivery organizations have responded by radically restructuring care delivery processes. To support these delivery process changes, providers need access to better data and more information analysis tools.

     Successful healthcare organizations require new cost, profitability and performance measurement systems to understand their patient populations and the cost and outcomes of the care they provide. Market forces are significantly altering the relationships among physicians, hospitals, employers and insurers (private and government). New paradigms for care delivery, such as case management, critical or clinical pathways and outcomes monitoring, require a link between service costs and clinical outcomes. The demand for products such as the Company's financial and clinical decision support products is growing rapidly within the context of this increasingly competitive and price-sensitive market.

Competition

     The healthcare decision support software and services market is highly competitive. The Company competes with several firms in each of its market niches, although no one firm competes directly in all niches in which the
Company offers products. Competing firms vary in size and in geographic coverage. A number of them have greater financial and management resources than the Company. The Company believes that the principal factors affecting competition are product functionality, analytical methodologies, flexibility and ease of use, product enhancements, reliability and quality of implementation and technical support, documentation, size of installed client base, competitive pricing, and corporate reputation. The Company believes that it competes favorably in these areas.

Marketing and Sales

     Medicus sells its products through its own direct sales organization. The Company's sales force has historically been organized along product lines but is being reorganized to sell the full range of the Company's products. Individual product sales are made by sales personnel and managers. Large sales opportunities are pursued by a team including a corporate officer and sales and technical personnel. The Company's products are also marketed under agreements with accounting firms, consultants and hospital alliances.

     The Company establishes market presence by publishing articles, presenting talks at professional meetings, assuming leadership positions in professional organizations, participating in trade shows and advertising in trade magazines. Prospective clients are identified through these and other methods including direct mail, telemarketing, product seminars, and requests for proposals from healthcare organizations.

Technology

     The Company's software products, which operate on microcomputers in both a standalone and network environment utilizing Windows NT, MS-DOS and UNIX operating systems, are developed with the objective of providing efficient
operation,   portability  among  mainstream  hardware  platforms  and  networks, flexibility in supporting client needs, integrated modularity, and cost effective support and enhancements. For this reason, VB, C, C++ and SmallTalk programming languages are utilized for software development. Relational database management systems for software products are SQL-compatible, with Oracle being the Company's database system of choice. The support of industry standard technologies as well as Company-developed proprietary development tools allow effective and efficient product development and integration among current and future products. The Company's experience with system interfaces and the methodologies used for interfacing systems allows effective and rapid connectivity of Company modules with other client systems.

Product Development

     The software industry is characterized by rapid technological change and the need for a continuing high level of expenditures for the development and improvement of software products and services. Medicus' approach to designing and developing successful products is market driven and based on working in close collaboration with its clients. In developing its products, the Company utilizes common software design and development tools and techniques.

     In order to maintain and improve the market acceptance of its products and services, the Company believes it must maintain its commitment to product development and enhancement. For the three fiscal years ended May 31, 1997, 1996 and 1995, the Company spent $4.6 million, $4.1 million and $4.1 million, respectively, on research and development, representing 56%, 39% and 30% of software products and services revenue. These expenditures include expensed, capitalized and client-funded research and development spending.

     As of May 31, 1997, the Company employed 40 professional computer programmers and technical personnel. Most of the Company's technical personnel are involved, at different times and in varying degrees, in product development and enhancement.

Product Protection

     The Company owns various trademarks and servicemarks, including the federally registered servicemark "Medicus." It does not own any patents or registered copyrights. The Company believes that patent and copyright protection, even if available, are less important in its industry than innovative software engineering skills, technological and engineering experience and marketing capabilities. The Company relies largely upon its license agreements with clients and its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the trade secrecy of its products. While the enforceability of such agreements cannot be assured, the Company believes that they provide a deterrent to unauthorized use of the Company's proprietary information.

Employees

     As of May 31, 1997, the Company employed 161 persons, of whom 65 were based at the Company's Evanston, IL corporate offices, 45 were based at the Company's Alameda, CA office, 16 were based at the Company's Chesterfield, MO office, and 35 were based at various other sales and service centers.

ITEM 2. PROPERTIES

     The Company's principal office is located in leased space in Evanston containing approximately 23,200 square feet of space. The lease expires on June 30, 2006. The annual rent for fiscal 1998 for this space is $468,000.

     The Company also leases space for offices in Alameda, CA and Chesterfield, MO. The leases for these two facilities expire on October 31, 1999 and April 30, 1998, respectively, and have an aggregate annual rent of $340,000 for fiscal 1998.

ITEM 3. LEGAL PROCEEDINGS

     On July 11, 1997, St. Joseph Hospital filed a lawsuit,  St. Joseph Hospital
v. Medicus Systems Corporation, File No. 97-36574, in the District Court of Harris County, Texas. The Company accepted service of the complaint on August 12, 1997. The complaint alleges primarily breach of a contract to provide case management software, and seeks unspecified damages, including attorney's fees. The Company vigorously denies any liability, and intends to file its answer denying the plaintiff's claims prior to September 8, 1997, the date such answer is due. The chief executive officers of the Company and the plaintiff have recently met to discuss the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of security holders during the Medicus Systems Corporation Annual Meeting of Stockholders held March 19, 1997:


                                                      Votes Cast           Authority
Description of Matter                                     For              Withheld
---------------------                                 ----------           ---------

1.   Election of Directors
       William G. Brown                                6,134,711            160,232
       Jon E.M. Jacoby                                 6,134,897            160,046
       Richard C. Jelinek                              6,134,897            160,046
       John P. Kunz                                    6,134,897            160,046
       Risa Lavizzo-Mourey                             6,134,897            160,046
       Walter J. McNerney                              6,134,797            160,146
       Gail L. Warden                                  6,134,897            160,046

                                                      Votes Cast          Votes Cast                                 Broker
                                                          For               Against            Withheld            Non-Votes
                                                      ----------          ----------           --------            ---------
2.   Proposal to approve the Company's
     1996 C.E.O. Replacement Stock Option
     Plan                                              3,972,182            309,015             87,477             1,926,269
3.   Proposal to approve the Company's
     1996 C.E.O. Special Stock Option Plan             4,046,681            251,180             89,168             1,907,914
4.   Proposal to approve the amendments to
     and restatement of the Company's 1989,
     1991, 1993, 1993 Performance and 1994
     Stock Option Plans                                5,878,995            311,162             16,096                88,690
5.   Proposal to approve the Company's
     1997 Employee Stock Option and
     Restricted Stock Plan                             3,714,827            754,942             12,513             1,812,661
6.   Proposal to approve agreements pursuant
     to which the Company would repurchase
     Common Stock and Voting Preferred
     Stock from Richard C. Jelinek                     4,304,924             43,168             20,583             1,926,268


                                                      PART II

ITEM 5.  MARKET FOR THE  COMPANY'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
         MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "MECS". Trading commenced March 1, 1996 as a result of the Distribution.

     The following table sets forth, for the periods indicated, the high and low reported sale prices for the common stock as reported on the Nasdaq National Market since the Distribution on March 1, 1996.


        Fiscal Year 1996                                        High       Low

             Fourth Quarter                                    $ 9.00    $ 5.25

       Fiscal Year 1997

             First Quarter                                       6.50      4.75
             Second Quarter                                      6.31      4.50
             Third Quarter                                       7.50      4.38
             Fourth Quarter                                      6.50      5.25

     There were 185 holders of record and approximately 2,160 beneficial holders of the Company's common stock as of August 21, 1997.

     The Predecessor Corporation (prior to March 1, 1996) and the Company (beginning March 1, 1996) declared quarterly dividends of $0.03 per share in each of the quarters in fiscal years 1995 and 1996. The Board of Directors of the Company has determined not to pay dividends on the common stock for the foreseeable future.

     On December 5, 1996, the Company reached an agreement in principle (the "Agreement") with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek and a trust of which Mr. Jelinek is a beneficiary (the "Trust") one million shares of Common Stock and 500 shares of Voting Preferred Stock. Also, Mr. Jelinek agreed to resign as Chairman and agreed, among other things, not to attempt to seek voting control of the Company for a period of five years. (Mr. Jelinek continues to serve as a Director.) In exchange, the Company agreed to pay Mr. Jelinek and the Trust $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and to issue to Mr. Jelinek and the Trust 400,000 five-year warrants to purchase Common Stock at $8.00 per share. The Company's Board of Directors approved the Agreement on January 2, 1997, and the Company's stockholders approved the Agreement at the Annual Meeting of Stockholders on March 19, 1997. Neither the warrants nor the shares of Common Stock issuable upon exercise of the warrants were registered under the Securities Act of 1933, pursuant to the exemption contained in Section 4(2) of that Act.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the financial statements of the Company and the Report on Form 10 filed on January 25, 1996. The financial statements for each of the years in the five-year period ended May 31, 1997 have been audited by Price Warehouse LLP, independent accountants. Revenues and operating income (loss) have been restated to exclude results from the Company's discontinued operation. Also, the assets and liabilities related to this separate line of business are presented as net assets of discontinued operations on the 1997 and 1996 Balance Sheet. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Financial Statements and Notes.



                                                                 Year Ended May 31,
                                   -------------------------------------------------------------------------------
                                         1997             1996            1995           1994           1993
                                   ---------------- --------------- ----------------- ------------- --------------

Statement of Operations:
   Revenues                           $ 18,269,700     $ 19,794,179     $  22,507,267  $  21,336,870  $ 18,140,323
   Operating income (loss)              (7,355,865)      (7,444,704)        3,540,262      4,379,146     3,225,905
   Net income (loss)                    (4,220,018)      (3,725,991)        3,024,493      3,224,711     2,116,869

Loss per common share*                   $   (0.70)            -                 -              -             -
Pro forma earnings (loss) per common
      share*                                  -        $      (0.57)    $        0.45  $        0.51  $       0.39

Balance Sheet:
   Working capital                    $  2,090,534     $ 12,627,354     $  17,149,499  $  21,983,507  $  9,411,327
   Total assets                         22,848,672       27,688,565        30,881,842     35,509,776    17,804,670
   Stockholders' equity                  9,501,609       18,201,237        22,304,371     25,574,678    11,460,792

     * Loss per common share and pro forma earnings (loss) per common share are based upon the actual capital structure of the Company since March 1, 1996, and the capital structure of the Predecessor Corporation prior to March 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This report contains statements that may be considered forward-looking, such as the discussion of the Company's strategic goals, new products and cash flows. These statements speak of the Company's plans, goals or expectations, refer to estimates, or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties.

     Some of these uncertainties that may affect future results are discussed in more detail below under "Management's Discussion and Analysis of Financial Condition and Results of Operations' and under "Item 1 - Business." All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward-looking statement.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) the percent of revenue represented by certain line items in the Company's Statements of Operations and (ii) the percentage change in each line item from the prior period.

                                                                                                  Percentage
                                                                                             Increase (Decrease)

                                                     Percent of Revenues                ------------------------------
                                                 For the years ended May 31,               1996 to         1995 to
                                          ------------------------------------------
                                             1997           1996            1995             1997            1996
                                         ------------- --------------- --------------   --------------- --------------

Revenues:
   Software products and services         44.6%         52.4%           60.0%            (21.5)%         (23.1)%
   Maintenance and support services       55.4          47.6            40.0               7.4             4.5
                                         ------------- --------------- --------------   --------------- --------------
                                         100.0         100.0           100.0              (7.7)          (12.1)
                                         ------------- --------------- --------------   --------------- --------------
Costs and expenses:
   Software products and services <F1>    36.0          37.5            30.5             (24.5)           (5.5)
   Maintenance and support services <F1>  50.4          59.1            48.5              (8.4)           27.2
                                         ------------- --------------- --------------   --------------- --------------
                                          44.0          47.8            37.7             (15.0)           11.3

   Marketing, general and
     administrative                       54.9          57.0            37.0             (11.1)           35.6
   Research and development               16.8           9.3             9.6              67.0           (14.6)
   Restructuring charges                  15.3          23.5              -              (39.9)            N/M
   Stock repurchase                        9.3           -                -                N/M             N/M
                                         ------------- --------------  --------------   --------------- --------------

                                         140.3         137.6            84.3              (5.9)           43.6

                                         ------------- --------------- --------------   --------------- --------------
Operating income (loss)                  (40.3)        (37.6)           15.7              (1.2)           N/M
Interest and other income                  2.0           2.8             3.0             (33.9)          (18.2)
                                         ------------- --------------- --------------   --------------- --------------
Income (loss) from continuing operations
   before income taxes                   (38.3)        (34.8)           18.7               1.4             N/M
Provision for (benefit from) income
   taxes                                 (14.1)        (14.2)            6.7              (8.8)            N/M
                                         ------------- --------------- --------------   --------------- --------------
Income (loss) from continuing operations (24.2)        (20.6)           12.0               8.5             N/M
Discontinued operation, net of taxes       1.1           1.8             1.4             (42.6)            7.1
                                         ------------- --------------- --------------   --------------- --------------
Net income (loss)                        (23.1)%       (18.8)%          13.4%              N/M             N/M
                                         ============= =============== ==============   =============== ==============

<F1> Shown as a percent of related revenues.

     (1) Shown as a percent of related revenues.

     Operating revenues are derived from two sources: (1) license fees and the related services for licensing the Company's software products; and (2) maintenance and support services related to such software products.

Comparison of Fiscal Year 1997 to Fiscal Year 1996

Software Products and Services

     Software products and services revenues decreased 22% to $8.1 million in fiscal 1997 compared to $10.4 million in fiscal 1996. The decrease in revenues was attributable, in part, to the delay in the release of certain new Windows-based products, including the next generation of Decision Support Systems. Also contributing to the decline was a continued lengthening of the sales cycle, due to complex implementation plans related to the increasing number of clients migrating from the DOS-based to Windows-based products, principally in the CDS division. Additionally, the Company experienced a continuing weakness in its existing markets and product lines, resulting from price pressures and consolidations in the healthcare industry and in the managed care environment. Costs and expenses for software products and services decreased 25% to $2.9 million compared to $3.9 million in fiscal 1996. Costs and expenses as a percentage of related revenue were 36% and 38% for fiscal 1997 and 1996, respectively. The decrease was due to cost containment measures initiated by management and a lower volume of services provided.

Maintenance and Support Services

     Maintenance and support services revenues increased 7% to $10.1 million in fiscal 1997 compared to $9.4 million in fiscal 1996. The increase was primarily due to the continuing migration of clients to the Company's Windows-based products, along with modest price increases for certain products. Costs and expenses decreased 8% to $5.1 million in fiscal 1997 compared to $5.6 million in fiscal 1996. Costs and expenses as a percentage of related revenue were 50% and 59% for fiscal 1997 and 1996, respectively. The decrease was primarily due to a shift in focus of technical personnel from maintenance activities to development activities to complete certain new Windows-based products.

Marketing, General and Administrative

     Marketing, general and administrative expenses decreased 11% to $10.0 million in fiscal 1997 compared to $11.3 million in fiscal 1996. The decrease primarily was due to higher expenses in the prior year related to the increase in the provision for doubtful accounts, and expenses related to the separation of the managed care business.

Research and Development

     Total expenditures for research and development (including amounts capitalized and funded by clients) increased 12% to $4.6 million in fiscal 1997 from $4.1 million in fiscal 1996. Research and development costs charged to expense were $3.1 million in fiscal 1997 compared to $1.8 million in fiscal 1996. The Company did not obtain funding from clients under development service agreements during the twelve months ended May 31, 1997, compared to $218,000 obtained in fiscal 1996, for its research and development efforts. These development service agreements provide for retention of ownership of the products developed by the Company. The Company capitalized software development costs of $1.8 million in fiscal 1997 and $2.0 million in fiscal 1996 pursuant to Statement of Financial Accounting Standards No. 86. Costs capitalized in fiscal 1997 were partially offset by $240,000 in provisions recorded as part of the abandonment of certain development efforts. Total research and development expenditures (including amounts capitalized and funded by clients) were 56% and 39% of software products and services revenues during fiscal 1997 and 1996, respectively. During fiscal 1997, the Company's development efforts focused on the Clinical Data Systems and Decision Support Systems product lines. During fiscal 1996, the Company's development efforts focused on the Resource Case Management System, Medicus Architecture (MACH 1), and the Decision Support Systems product line.

Restructuring Charges

     As part of an ongoing evaluation, the Company refined its strategic planning process during fiscal 1997, and assessed continuing obligations associated with the implementation of its strategic plan. The Company continued the process of implementing its plans during 1997 and, following the stock repurchase from its founder in the quarter ended February 28, 1997, recorded $2.8 million in restructuring charges to complete its plan, including accruing costs to reorganize the Company's business units, to abandon certain development efforts, and to increase the allowance for doubtful accounts. Specifically, the Company decided to relocate operations for its Clinical Data Systems ("CDS") division, based in Alameda, CA, to the Company's Evanston, IL corporate offices. Costs associated with the relocation, which is expected to be completed during the next nine months, included costs to cancel existing lease agreements, to terminate employees and to write down abandoned assets. The Company did not accrue estimated incremental costs of approximately $1.3 million associated with the relocation. Such costs relate to the orderly transition of the division, will be incurred during fiscal 1998 and are not accruable as part of the restructuring charge under generally accepted accounting principles. In addition, the Company increased it reserves for product line exit costs and severance costs that relate to the remaining customers of the previously discontinued Clinical Case Management Systems ("CCM") product line. Also, certain product development efforts for the Company's Patient Focused Systems ("PFS") products were abandoned, and the associated development costs, which had been previously capitalized, along with other related product line exit costs were expensed. The Company has increased its allowance for doubtful accounts due to the potential for certain additional billed and unbilled accounts becoming uncollectible as a result of the decisions discussed above. Direct costs and expenses of the restructuring were 15% of fiscal 1997 revenues.

Stock Repurchase

     On December 5, 1996, the Company reached an agreement in principle (the "Agreement") with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek, and a trust of which he is a beneficiary (the "Trust"), one million shares of Common Stock and 500 shares of Voting Preferred Stock. Also, Mr. Jelinek agreed to resign as Chairman and agreed, among other things, not to attempt to seek voting control of the Company for a period of five years. In exchange, the Company agreed to pay Mr. Jelinek and the Trust $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and to issue to Mr. Jelinek and the Trust 400,000 five-year warrants to purchase Common Stock at $8.00 per share.

     The Company's results of operations for the year ended May 31, 1997 included $1,690,042 in related costs and expenses, as a result of the Agreement. Amounts in excess of the market price of the Common Stock and the exercise price of the Voting Preferred Stock, aggregating $1,319,000, have been expensed. Also included are $371,042 in investment banking and other professional fees incurred to consummate the Agreement.

Interest and Other Income

     Interest and other income decreased 34% to $367,000 in fiscal 1997 compared to $556,000 in fiscal 1996, primarily due to lower average cash balances.

Income Taxes

     The Company's effective income tax rate benefit decreased to 37% in fiscal 1997 compared to 41% in fiscal 1996. The decrease was primarily attributable to the fiscal 1997 net operating loss and stock repurchase transaction.

Discontinued Operation

     Results from the Company's discontinued line of business decreased 43% to $199,000 in fiscal 1997 compared to $347,000 in fiscal 1996, primarily due to lower revenues from the contract to manage the information systems functions at Bethesda, Inc. in Cincinnati, Ohio.

Comparison of Fiscal Year 1996 to Fiscal Year 1995

Software Products and Services

     Software products and services revenues decreased 23% to $10.4 million in fiscal 1996 compared to $13.5 million in fiscal 1995. The decrease in revenue was attributable, in part, to a general weakness in the Company's primary markets and product lines, resulting from continued consolidations in the healthcare industry and growing price pressures in the current managed healthcare environment. Also contributing to the decline were delays in the release of certain Windows-based products, higher than expected turnover in the sales force, the increasing complexity and size of new contracts and the related lengthening of the sales cycle. Additionally, the Company continued to experience increased competition in many of its markets. Costs and expenses for software products and services decreased 6% to $3.9 million compared to $4.1 million in fiscal 1995. Costs and expenses as a percentage of related revenue were 38% and 31% for fiscal 1996 and 1995, respectively. The increase was due to the mix of software, hardware and implementation revenue.

Maintenance and Support Services

     Maintenance and support services revenues increased 5% to $9.4 million in fiscal 1996 compared to $9.0 million in fiscal 1995. The increase was primarily due to a larger installed base of licensed products and modest price increases for the Company's maintenance and support services. Costs and expenses increased 27% to $5.6 million compared to $4.4 million in fiscal 1995. Costs and expenses as a percentage of related revenue were 59% and 49% for fiscal 1996 and 1995, respectively. The increase was primarily due to a shift in focus of technical personnel to maintenance activities from development activities during fiscal 1996, and incremental expenses related to supporting clients on the Company's new Windows-based products as well as the technology platforms historically support by the Company.

Marketing, General and Administrative

     Marketing, general and administrative expenses increased 36% to $11.3 million in fiscal 1996 compared to $8.3 million in fiscal 1995. The increase primarily resulted from an increase in the provision for doubtful accounts, following a comprehensive analysis necessitated by the current market conditions in the healthcare industry, and expenses related to the separation of the managed care business.

Research and Development

     Total expenditures for research and development (including amounts capitalized and funded by clients) remained constant at $4.1 million in fiscal 1996 and 1995. Research and development costs charged to expense were $1.8 million in fiscal 1996 compared to $2.2 million in fiscal 1995. The Company obtained funding from clients under product development service agreements of $218,000 and $509,000 in fiscal 1996 and 1995, respectively, for its research and development efforts. These development service agreements provide for retention of ownership of the products developed by the Company. The Company capitalized software development costs of $2.0 million in fiscal 1996 and $1.4 million in fiscal 1995 pursuant to Statement of Financial Accounting Standards No. 86. Total research and development expenditures (including amounts capitalized and funded by clients) were 39% and 30% of software products and services revenues during fiscal 1996 and 1995, respectively. During fiscal 1996, the Company's development efforts focused on the Resource Case Management System, Medicus Architecture (MACH 1), and the Decision Support Systems product line. During fiscal 1995, the Company's development efforts focused on the Clinical Case Management System, the Resource Case Management System, the WinCoder+ and Workload/Productivity modules.

Restructuring Charges

     During February, 1996, the Company commenced a process to evaluate its current strategic position, including the markets it expects to pursue and its product offerings in those chosen markets. As a result of decisions made as part of this evaluation process, the Company recorded $4.7 million in restructuring charges, representing costs and expenses to exit certain product lines, to abandon certain product development efforts and to provide for liabilities resulting from the strategic redirection of the Company, including severance costs. Specifically, the Company decided to exit the Clinical Case Management Systems and the Executive Information Systems product lines. Additionally, product development efforts for the Clinical Data Systems Wincoder V2 project and portions of the MACH 1 project, which will no longer be utilized in the Medicus product line, were abandoned and their associated development costs, which had been previously capitalized, were expensed. Severance costs associated with an officer and several employees, in addition to the write-off of a portion of the Contract Management System, were also included in the restructuring charge. Direct costs and expenses of the restructuring were 24% of fiscal 1996 revenues.

Interest and Other Income

     Interest and other income decreased 18% to $556,000 in fiscal 1996 compared to $680,000 in fiscal 1995, primarily due to lower average cash balances.

Income Taxes

     The Company's effective income tax rate increased to 41% in fiscal 1996 compared to 36% in fiscal 1995. The increase was primarily attributable to the fiscal 1996 suspension of the research and development tax credit.

Discontinued Operation

     Results from the Company's discontinued line of business increased 7% to $347,000 in fiscal 1996 compared to $324,000 in fiscal 1995, primarily due to higher revenues from the contract to manage the information systems functions at Bethesda, Inc. in Cincinnati, Ohio.

FINANCIAL CONDITION

Liquidity and Capital Resources

     As a result of the Company's commitment to expand its software products and services, funds are required to support its ongoing product research and development activities and the infrastructure required to serve its customer base. Historically, cash generated from its operations has been an important contributor to these needs. As a result of the market factors adversely affecting fiscal 1997 results, as well as the stock repurchase transaction, the Company was required to use a significant portion of its cash reserves. It is expected that, following the restructuring efforts described herein, the Company will return to a situation where cash from operations will provide an important source of liquidity to support its normal capital needs, although numerous factors, including any reductions in revenues from currently anticipated amounts, could affect the amount of such cash available.

     At May 31, 1997, the Company had available cash reserves of approximately $1.2 million. In addition, the Company had a $2.5 million standby credit facility available. $1.0 million of the principal amount of the Company's 8% promissory notes, issued in connection with the Company's stock repurchase agreement, is due in March 1998. In addition, the Company anticipates cash outlays of approximately $3.2 million in the next nine months, resulting primarily from its decision to reorganize its business units and to exit certain product lines.

     The Board of Directors of the Company has determined not to pay dividends on the common stock for the foreseeable future. While the Company has experienced negative cash flows from operating activities during the past two fiscal years, management believes that, as a result of significant reductions in expenses, its cash flows will improve. While there can be no assurance that this will occur, the Company currently believes that it will have adequate financial resources available from operations and the available credit facility to provide sufficient liquidity to meet its ordinary capital requirements for the foreseeable future, including the March 1998 payment on the promissory notes and cash outlays related to the Company's restructuring plan.

     During its second fiscal quarter, the Company bills its clients in advance for the next calendar year's maintenance and support services provided on its software products. This generates an increase in the Company's accounts receivable and deferred revenue balances during those periods, and increases cash balances in subsequent months as the related accounts receivable are collected.

Impact of Inflation

     To date, inflation has not had a material impact on the Company's revenues or income.=====================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS                                             Page

Report of Independent Accountants                                          F-2

Balance Sheets as of May 31, 1997 and 1996                                 F-3

Statements of Operations for the years ended May 31,
1997, 1996 and 1995                                                        F-4

Statements of Changes in Stockholders' Equity for
the years ended May 31, 1997, 1996 and 1995                                F-5

Statements of Cash Flows for the years ended May 31, 1997, 1996 and 1995   F-7

Notes to Financial Statements                                              F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Stockholders of Medicus Systems Corporation

     In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Medicus Systems Corporation at May 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

Chicago, Illinois
July 23, 1997


                                       MEDICUS SYSTEMS CORPORATION
                                              BALANCE SHEETS
                                          May 31, 1997 and 1996



                       A S S E T S                                                    1997            1996
                                                                                ---------------- ---------------

Current assets:
   Cash and cash equivalents                                                     $ 1,205,135      $   765,312
   Short-term investments                                                               -           7,705,380
   Accounts receivable and unbilled services, net of allowance for doubtful
     accounts of $1,713,008 and $1,222,463, respectively                          10,500,676        8,451,675
   Inventories                                                                       214,264          235,398
   Prepaid expenses and other                                                        258,725          638,669
   Prepaid and deferred income taxes                                               2,147,416        2,650,076
   Due from Managed Care Solutions, Inc.                                                -             647,408
   Net assets of discontinued operation                                              111,381        1,020,764
                                                                                ---------------- ---------------
                                                                                  14,437,597       22,114,682
                                                                                ---------------- ---------------

Property and equipment, at cost less accumulated depreciation                      2,335,175        2,794,932
Internally developed software, at cost less accumulated amortization
   of $2,110,378 and $1,729,141, respectively                                         3,087,849        2,152,419

Installment accounts receivable, due after one year, less unearned
   interest of $154,647 and $147,963, respectively                                   533,488          398,897
Deferred income taxes                                                              2,454,563          227,635
                                                                                ---------------- ---------------
                                                                                 $22,848,672      $27,688,565
                                                                                ================ ===============
      L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
Current liabilities:
   Accounts payable                                                              $   597,787      $   188,777
   Accrued compensation                                                              453,035        1,487,551
   Accrued restructuring charges                                                   2,247,416        1,527,461
   Other accrued liabilities                                                       1,138,226          970,140
   Deferred revenue                                                                6,910,599        5,313,399
   Notes payable                                                                   1,000,000            -
                                                                                ---------------- ---------------
                                                                                  12,347,063        9,487,328
                                                                                ---------------- ---------------
Notes payable                                                                      1,000,000            -
                                                                                ---------------- ---------------
Stockholders' equity:
   Preferred stock $1,000 par, 500 shares authorized and issued                      500,000            -
   Common stock $.01 par:
     Authorized - 10,000,000 shares
     Issued - 6,487,159 shares and 6,456,447 shares, respectively                     64,872           64,564
   Capital in excess of par value                                                 22,063,715       21,880,994
   Capital in excess of par value - warrant                                          944,000            -

   Less treasury stock:
     Preferred stock, at cost - 500 shares                                          (500,000)           -
     Common  stock, at cost -  1,007,002  and 7,002 shares, resp                  (5,687,418)         (62,418)

   Unrealized loss on short-term investments                                           -              (18,361)
   Accumulated deficit                                                            (7,883,560)      (3,663,542)
                                                                                ---------------- ---------------
                                                                                   9,501,609       18,201,237
                                                                                ---------------- ---------------

                                                                                 $22,848,672     $27,688,565

                                                                                ================ ===============


     The accompanying notes are an integral part of these statements.



                                       MEDICUS SYSTEMS CORPORATION
                                         STATEMENTS OF OPERATIONS
                             For the years ended May 31, 1997, 1996 and 1995

                                                             1997              1996             1995
                                                        ---------------  ----------------  ---------------

Revenues:
   Software products and services                        $  8,148,858      $  10,374,977    $  13,495,033
   Maintenance and support services                        10,120,842          9,419,202        9,012,234
                                                        ---------------  ----------------  ---------------
                                                           18,269,700         19,794,179       22,507,267
                                                        ---------------  ----------------  ---------------

Costs and expenses:
   Software products and services                           2,936,115          3,889,458        4,117,822
   Maintenance and support services                         5,098,992          5,563,821        4,374,432
                                                        ---------------  ----------------  ---------------
                                                            8,035,107          9,453,279        8,492,254
   Marketing, general and
     administrative                                        10,034,473         11,287,826        8,325,563
   Research and development                                 3,065,552          1,835,575        2,149,188
   Restructuring charges                                    2,800,391          4,662,203             -
   Stock repurchase                                         1,690,042                -               -

                                                        ---------------  ----------------  ---------------
                                                           25,625,565         27,238,883       18,967,005
                                                        ---------------  ----------------  ---------------
Operating income (loss)                                    (7,355,865)        (7,444,704)       3,540,262
   Interest and other income                                  367,430            555,742          679,547
                                                        ---------------  ----------------  ---------------
Income (loss) from continuing operations
   before income taxes                                     (6,988,435)        (6,888,962)       4,219,809
Provision for (benefit from) income taxes                  (2,569,365)        (2,816,313)       1,519,131
                                                        ---------------  ----------------  ---------------

Income (loss) from continuing operations                   (4,419,070)        (4,072,649)       2,700,678
Discontinued operation, net of taxes                          199,052            346,658          323,815

                                                        ---------------  ----------------  ---------------

Net income (loss)                                       $  (4,220,018)    $   (3,725,991)   $   3,024,493
                                                        ===============  ================  ===============


Earnings (loss) per common and common
equivalent share, pro forma for 1996
and 1995

   Continuing operations                                $       (0.73)    $        (0.62)   $        0.40
   Discontinued operation                                        0.03               0.05             0.05
                                                        ---------------  ----------------  ---------------

                                                        $       (0.70)    $        (0.57)   $        0.45
                                                        ===============  ================  ===============

Weighted average common and common equivalent
shares outstanding                                          6,007,023          6,539,988        6,704,251
                                                        ===============  ================  ===============











                     The accompanying notes are an integral
                     part of these statements.


                                       MEDICUS SYSTEMS CORPORATION
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             For the years ended May 31, 1997, 1996 and 1995




                                                     Capital in                     Unrealized
                      Preferred   Common  Capital in Excess of Treasury  Treasury    Loss on
                      Stock Par   Stock   Excess of  Par Value   Stock     Stock     Short-term   Accum.         Group
                       Value  Par Value Par Value   Warrant  (Preferred)  (Common)   Investments Deficit        Equity       Total
                      -------- ------- ----------- -------- ---------- ------------ --------- ------------ ------------- -----------
Balance, May 31, 1994                                                                                        25,574,678  25,574,678
                      -------- ------- ----------- -------- ---------- ------------ --------- ------------ ------------- -----------
 Net income                                                                                                   3,024,493   3,024,493
 Payments to Predece-
   ssor Corporation,
   net                                                                                                       (6,236,370) (6,236,370)
 Market value adjust-
   ment of short-term
   investments, net
   of income taxes                                                                   (58,430)                               (58,430)
                      -------- ------- ----------- -------- ---------- ------------ --------- ------------ ------------- -----------
Balance, May 31, 1995                                                                (58,430)                22,362,801  22,304,371
                      -------- ------- ----------- -------- ---------- ------------ --------- ------------ ------------- -----------
 Net loss prior to
   February 29,
   1996 distribution                                                                                           (253,772)   (253,772)
 Payments to Predec-
   essor Corporation,
   net                                                                                                         (404,534)   (404,534)
 Market value adjust-
   ment of short-term
   investments, net
   of income taxes                                                                    57,379                                 57,379
 February 29, 1996
   distribution of
   common stock                 64,320  21,702,593                         (62,418)                         (21,704,495)       -
 Net loss subsequent
   to February 29,
   1996 distribution                                                                           (3,472,219)               (3,472,219)
 Sale of stock under
   employee stock
   purchase plan                    79      42,574                                                                           42,653
 Sale of stock under
   employee stock
   option plan,
   including tax
   benefits                        165     112,835                                                                          113,000
 Vested portion of
   stock options
   applicable to
   compensation                             22,992                                                                           22,992
   expense
 Declaration of
   dividends                                                                                     (191,323)                 (191,323)
 Market value adjust-
 ment of short-term
   investments, net
   of income taxes                                                                   (17,310)                               (17,310)
                      -------- ------- ----------- -------- ---------- ------------ --------- ------------ ------------- -----------
Balance, May 31, 1996     -    64,564  21,880,994       -         -        (62,418)  (18,361)  (3,663,542)          -     18,201,237
                      -------- ------- ----------- -------- ---------- ------------ --------- ------------ ------------- -----------
Net loss                                                                                       (4,220,018)               (4,220,018)
Stock repurchase      $500,000                      944,000  (500,000)  (5,625,000)                                      (4,681,000)
Sale of stock under
   employee stock
   purchase plan                  308     171,759                                                                           172,067
   Vested portion of
   stock options app-
   licable to
   compensation
   expense                                 10,962                                                                            10,962
Mrkt value adjustment
   of short-term
   investments, net
   of income taxes                                                                    18,361                                 18,361
                      -------- ------- ----------- -------- ---------- ------------ --------- ------------ ------------- -----------
Balance,May 31,1996    500,000  64,872  22,063,715  944,000  (500,000)  (5,687,418)     -      (7,883,560)       -        9,501,609



The accompanying notes are an integral part of these statements.


                                       MEDICUS SYSTEMS CORPORATION
                                         STATEMENTS OF CASH FLOWS
                             For the years ended May 31, 1997, 1996 and 1995

                                                                    1997                1996                 1995
                                                             ------------------- -------------------  -------------------

Cash flows from operating activities:
   Net income (loss)                                          $    (4,220,018)     $  (3,725,991)      $   3,024,493
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of
      property and equipment                                        1,097,274            683,281             592,411
     Amortization of software                                         381,238          1,229,408             538,933
     Deferred income taxes                                            (62,612)        (2,410,259)            383,374
     Restructuring charges                                          1,446,781          4,208,496                -
     Stock repurchase                                               1,319,000                 -                  -
     Provision for doubtful accounts                                  368,361          1,483,173                -

     Changes in current assets and current liabilities:

      Accounts receivable and unbilled services                    (1,917,262)        (1,740,049)           (495,179)
      Due from Managed Care Solutions, Inc.                           647,408           (647,408)               -
      Inventories                                                      21,134            (25,451)             67,641
      Prepaid expenses and other current assets                    (1,371,036)          (351,855)           (290,798)
      Installment accounts receivable                                (134,591)           162,557            (290,685)
      Accounts payable                                                409,268           (433,420)            187,697
      Accrued compensation                                         (1,034,516)           768,542            (320,241)
      Other accrued liabilities                                       212,033            195,687            (141,065)
      Deferred revenue                                              1,597,200            299,375             300,080

                                                             ------------------- -------------------  -------------------

Net cash provided by (used in) operating activities                (1,240,338)          (303,914)          3,556,661

                                                             ------------------- -------------------  -------------------

Cash flows from investing activities:

         Additions to property and equipment                         (619,932)          (806,997)           (871,222)
         Additions to internally developed software                (1,593,494)        (2,301,701)         (1,956,169)
         Purchase of short-term investments                       (86,846,102)       (42,565,224)        (78,747,517)
         Proceeds from sale of short-term investments              89,798,110         39,903,650          61,760,000
         Proceeds from maturity of short-term investments           4,784,360          5,033,377          23,683,611

                                                             ------------------- -------------------  -------------------

Net cash provided by (used in) investing activities                 5,522,942           (736,895)          3,868,703

                                                             ------------------- -------------------  -------------------

Cash flows from financing activities:

              Sale of preferred stock                                500,000                -                    -
              Sale of common stock                                   157,219              38,830                 -
              Stock  repurchase                                   (4,500,000)               -                    -
              Payments from Predecessor Corporation                     -                761,984           1,295,470
              Payments to Predecessor Corporation                       -             (1,359,386)         (7,338,969)
              Dividends paid                                            -               (191,323)                -

                                                             ------------------- -------------------  -------------------

Net cash used in  financing activities                            (3,842,781)           (749,895)         (6,043,499)

                                                             ------------------- -------------------  -------------------

Net increase (decrease) in cash and cash equivalents                 439,823          (1,790,704)          1,381,865

Cash and cash equivalents:
      Beginning of period                                            765,312           2,556,016           1,174,151
                                                             ------------------- -------------------  -------------------
      End of period                                           $    1,205,135      $      765,312       $   2,556,016
                                                             =================== ===================  ===================


The accompanying notes are an integral part of these statements.

                           MEDICUS SYSTEMS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL INFORMATION AND BASIS OF PRESENTATION

     Prior to March 1, 1996, the Company's predecessor (the "Predecessor Corporation") operated a software and related services business and a small managed care business. In connection with a series of transactions which occurred on March 1, 1996, the Predecessor Corporation formed a new Delaware subsidiary, Medicus Systems Software, Inc., to which it transferred all of its assets and liabilities excluding only the defined assets and liabilities of its managed care business. In turn, the stock of this newly-formed subsidiary was distributed on a share-for-share basis to the stockholders of the Predecessor Corporation (the "Distribution"), the name of the subsidiary was changed to Medicus Systems Corporation (the "Company"), and the name of the Predecessor Corporation was changed to Managed Care Solutions, Inc. ("MCS"). The Company is liable for all obligations of the Predecessor Corporation except those specifically related to the Predecessor Corporation's managed care business.

     Although the Company is, in substance, the Predecessor Corporation's successor, the financial statements of the Company have been prepared as if the Company had operated as a free-standing entity for all the periods presented (excluding certain incremental corporate expenses that would have been incurred had it operated on a stand-alone basis). Accordingly, the financial statements include those assets, liabilities, revenues and expenses directly attributable to the Company's operations and exclude those specifically related to the managed care business. The Company believes this presentation most fairly represents its financial condition, results of operations and changes in stockholders' equity and cash flows. The financial statements included herein for periods prior to the Distribution do not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

     The Company and MCS signed a services agreement, pursuant to which the Company (i) made available to MCS certain services, including tax, accounting, data processing, cash management, employee benefits, monitoring, operational, supervisory, insurance purchasing and claims administration consulting services, and (ii) provided certain financial services to MCS, including analysis and advice regarding potential financial transactions (including but not limited to proposed issuance of debt or equity securities, proposed merger or asset acquisition or sale transactions and dividend, stock split or similar transactions), assistance in budget and forecast preparation, relations with financial analysts, financial press, and investors, and crisis management and control. Such services commenced on March 1, 1996, and continued for one year. MCS paid the Company $700,000 for such services. In order to compensate the Company for fixed costs incurred in making such services available, MCS paid such fees whether or not it elected to utilize the services. MCS also reimbursed the Company for its out-of-pocket expenses in connection therewith. The services agreement also provided that the Company would not be liable for any losses or damages suffered in respect of services to be performed thereunder, other than by reason of its willful misconduct or gross negligence in performing such services. Marketing, general and administrative expenses were reduced by $525,000 and $175,000 in the years ended May 31, 1997 and 1996, respectively, as a result of this agreement.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of operations

     Medicus develops, markets, and supports a family of specialized integrated software products utilized by healthcare financial administrators, physicians and nursing executives, health information and other administrative departments in the United States and Canada. The Company's software products and services enable clients to capture, structure and analyze clinical, operational and financial information thereby allowing these professionals to measure, monitor and manage organizational performance and optimize outcomes. Medicus also provides product-related maintenance and support services.

     Revenue recognition

     Revenue from software license agreements is recognized upon contract execution, product delivery and client acceptance in instances where no remaining obligations under the agreement exist. In instances where minor obligations remain under a license agreement after the delivery of the product, a pro rata portion of the revenue is deferred until the minor obligations have been fulfilled. When the software product has been delivered but significant obligations are present under a license agreement, the full amount of revenue under the agreement is deferred and recognized as the related services are performed. Revenue from maintenance and support agreements is recognized ratably over the term of the contract.


     Inventories

     Inventories, which consist primarily of data processing equipment and forms, are stated at the lower of cost or market value, cost being determined using specific identification.

     Property and equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon an estimated useful life of five years. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Renewals and betterments are capitalized and depreciated. Maintenance and repairs are charged to expense as incurred.

     Purchased software used in operations is stated at cost. Amortization is computed using the straight-line method based upon an estimated useful life of three to five years. The amortization charged to expense in 1997, 1996 and 1995 totaled $305,415, $371,095 and $315,313, respectively.

     Internally developed software

     Costs of internally developed software (net of accumulated amortization) aggregating $3,087,849 and $2,152,419 as of May 31, 1997 and 1996, respectively, consist of certain production costs of computer software to be sold, leased or otherwise marketed which have been capitalized in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. Capitalized software costs are amortized on a product-by-product basis. Amortization is computed based upon the ratio of current revenues to total anticipated revenues or the straight-line method over the estimated life of the product (typically three years), whichever provides the greater amortization. Amortization expense for capitalized software costs totaled $381,237, $784,209 and $222,595 during 1997, 1996 and 1995, respectively.

     Research and development

     Research and development costs, principally the design and development of proprietary software prior to the establishment of technological feasibility, are expensed as incurred. Routine maintenance expenses incurred in connection with specific software applications related to individual contracts are charged to costs of software products and services as incurred.


     Income taxes

     The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach for financial accounting and reporting for income taxes.


     Earnings per share

     Since the capital structure of the Company is comparable to that existing prior to the Distribution, earnings (loss) per common share is based upon the actual capital structure of the Company for the period from March 1, 1996 through May 31, 1997, and the capital structure of the Predecessor Corporation for the period from June 1, 1995 through February 29, 1996. Pro forma earnings
(loss) per common share is based upon the capital structure of the Predecessor Corporation, and does not necessarily reflect the results of operations of the Company had it operated as a stand-alone entity during the periods presented, and may not be indicative of future operations. Weighted average shares used in the calculation of earnings (loss) per share represent common stock and common stock equivalents. Common stock equivalents include shares issuable on the exercise of stock options and the warrant (when dilutive), using the treasury stock method from the date of grant.


     Management estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the periods presented. Actual results could differ from those estimates.

     Fair value of financial instruments

     The carrying amounts reported in the balance sheets for cash, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

     Statements of cash flows

     For purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash and overnight investments. Actual cash paid for income taxes for the years ended May 31, 1997, 1996 and 1995 was $90,561, $539,559 and $1,427,700, respectively.


     Reclassifications

     Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders' equity or results of operations.

NOTE 3 - DISCONTINUED OPERATION

     Effective May 31, 1997 the Company adopted a plan to discontinue its contract services line of business. This separate line of business consisted of information systems management contracts with two customers (one customer during the year ended May 31, 1997). As a result of this decision, the net assets of the contract services line of business have been reclassified in the Balance Sheet at May 31, 1997 and 1996. Also, the results of operations of the contract services business have been reclassified in the Statements of Operations for the three years ended May 31, 1997.

     The assets and liabilities of the discontinued operation consist mainly of the following:


                                                             May 31, 1997              May 31, 1996
                                                        ----------------------     ---------------------

  Accounts receivable and unbilled services                 $ 288,457                    $ 1,212,747
  Prepaid expenses and other                                   45,702                         70,725
  Property and equipment                                       37,032                         54,617
  Accounts payable and other accrued liabilities             (212,771)                      (276,960)
  Accrued compensation                                        (47,039)                       (40,365)
                                                        ----------------------     ---------------------
                                                            $ 111,381                    $ 1,020,764
                                                        ======================     =====================

     The following table summarizes selected financial data of the contract services business for the years ended May 31, 1997, 1996 and 1995:

                                                                           Year Ended May 31,
                                                        --------------------------------------------------------------------
                                                                1997                    1996                    1995

                                                        --------------------    --------------------    --------------------


Revenues                                                   $ 10,043,000            $ 11,271,000            $11,322,000
Operating income                                                324,000                 573,000                506,000
Income tax expense                                              124,610                 226,331                182,146


     The contract services line of business is expected to continue operating until the expiration of its remaining contract on May 31, 1998. This line of business is not expected to incur losses or generate significant income prior to its termination.


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

     During the fourth quarter of fiscal year 1996, the Company continued the process resulting in additional charges of $3.1 million. The Company decided to exit the Clinical Case Management Systems product line and abandon development efforts for the Clinical Data Systems Wincoder V2 project. Severance costs associated with an officer and several employees, in addition to the write-off of a portion of the Contract Management System, were also included in the restructuring charge.

     As part of an ongoing evaluation, the Company refined its strategic planning process during fiscal 1997, and assessed continuing obligations associated with the implementation of the plan. The Company continued the process of implementing its plans during 1997 and, following the stock repurchase from its founder in the quarter ended February 28, 1997, recorded $2.8 million in charges to complete its plan, including accruing certain costs to reorganize the Company's business units, to abandon certain development efforts, and to increase the allowance for doubtful accounts. Specifically, the Company decided to relocate operations for its Clinical Data Systems ("CDS") division, based in Alameda, CA, to the Company's Evanston, IL corporate offices. Costs accrued associated with the relocation, which is expected to be completed during the next twelve months, included costs to cancel existing lease agreements, to terminate employees and to write down abandoned assets. In addition, the Company increased its reserves for product line exit costs and severance costs that relate to the remaining customer of the previously discontinued Clinical Case Management Systems ("CCM") product line. Also, certain product development efforts for the Company's Patient Focused Systems ("PFS") products were abandoned, and the associated development costs, which had been previously capitalized, along with other related product line exit costs were expensed. The Company has increased its allowance for doubtful accounts due to the potential for certain additional billed and unbilled accounts to become uncollectible as a result of the decisions discussed above.

     The restructuring charges included in the Statements of Operations for the years ended May 31, 1997 and May 31, 1996, respectively, were comprised of the following items:

                                                                    May 31,                    May 31,
                                                                     1997                       1996

                                                             ----------------------     ---------------------

       Product line exit costs                                  $    798,000               $    856,633
       Business unit reorganization costs                            705,697                       -
       Employee termination and severance costs                      569,868                  1,117,086
       Accounts receivable  and  reserves                            450,000                    787,206
       Capitalized software write-downs                              276,826                  1,901,278

                                                             ----------------------     ---------------------
                                                                $   2,800,391              $  4,662,203
                                                             ======================     =====================

     The Company's revised strategic plan included the termination of three officers and thirty-nine employees in 1997 and one officer and three employees in 1996.

     At May 31, 1996, restructuring liabilities in the Balance Sheet aggregated $1,527,461. During the year ended May 31, 1997, the Company increased its reserve for employee termination and severance costs and product line exits costs by $569,868 and $798,000, respectively, primarily due to the Company's decision to relocate its CDS division and increase its CCM product line reserve. The Company also recorded a $705,697 charge for business unit reorganization costs associated with the relocation. The Company did not accrue estimated incremental costs of approximately $1.3 million associated with the relocation. Such costs relate to the orderly transition of the division, will be incurred during fiscal 1998 and are not accruable as part of the restructuring charge under generally accepted accounting principles. During the year ended May 31, 1997 the Company paid $763,844, $233,950 and $31,100 in severance benefits, product line exit costs, and business unit reorganization costs, respectively. The Company also reduced its reserve for severance obligations and continuing obligations on product line exit costs by $124,716 and $200,000, respectively, as a result of favorable settlements with two of its employees and negotiations with its customers.

     The components of the restructuring reserve at May 31, 1997, which the Company expects will be paid during the next twelve months, and at May 31, 1996 are as follows:

                                            May 31,             May 31,
                                             1997                1996

                                          ----------         ------------
Product line exit costs                   $  774,425         $    410,375
Business unit reorganization costs           674,597                 -
Employee termination and severance costs     798,394            1,117,086

                                          ----------         ------------
                                          $2,247,416         $  1,527,461
                                          ==========         ============

NOTE 5 - STOCK REPURCHASE

     On December 5, 1996, the Company reached an agreement in principle (the "Agreement") with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek, and a trust of which he is a beneficiary (the "Trust"), one million shares of Common Stock and 500 shares of Voting Preferred Stock. Also, Mr. Jelinek agreed to resign as Chairman and agreed, among other things, not to attempt to seek voting control of the Company for a period of five years. (Mr. Jelinek continues to serve as a Director.) In exchange, the Company agreed to pay Mr. Jelinek and the Trust $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and to issue to Mr. Jelinek and the Trust 400,000 five-year warrants to purchase Common Stock at $8.00 per share. The Company's Board of Directors approved the Agreement on January 2, 1997, and the Company's stockholders approved the Agreement at the Annual Meeting of Stockholders on March 19, 1997.

     The Company's results of operations for the year ended May 31, 1997 included $1,690,042 in related costs and expenses, as a result of the Agreement. The fair value of consideration exchanged in excess of the market price of the Common Stock and the exercise price of the Voting Preferred Stock, aggregating $1,319,000, has been expensed. Also included are $371,042 in investment banking and other professional fees incurred to consummate the Agreement. The Company recorded the charge in the quarter ended February 28, 1997.


NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment as of May 31, 1997 and 1996 were comprised of the following:

                                                        1997           1996
                                                   -------------- --------------
      Equipment                                    $  4,358,224   $ 3,797,976
      Furniture and fixtures                            674,796       645,260
      Leasehold improvements                            276,355       294,052
      Purchased software used in operations           2,105,910     2,058,068
                                                   -------------- --------------
                                                      7,415,285     6,795,356
      Less - accumulated depreciation                 5,080,110     4,000,424
                                                   -------------- --------------
                                                   $  2,335,175   $ 2,794,932
                                                   ============== ==============

NOTE 7 - INCOME TAXES

     The provision for (benefit from) income taxes from continuing operations consisted of the following:

                                              Year Ended May 31,
                                   --------------------------------------------
                                       1997           1996            1995
                                   -------------- -------------   -------------
      Currently payable:
          Federal                   $ (2,183,016)  $   (344,770)   $    838,701
          State                         (323,737)       (61,284)        297,056
                                   -------------- -------------   -------------
                                      (2,506,753)      (406,054)      1,135,757
      Deferred                           (62,612)    (2,410,259)        383,374
                                   -------------- -------------   -------------
                                    $ (2,569,365)  $ (2,816,313)   $  1,519,131
                                   ============== =============   =============

     A reconciliation of total taxes based on the federal statutory rate and the Company's actual total provision (benefit) was as follows:





                                                              Year Ended May 31,
                                           --------------------------------------------------------
                                                 1997                1996               1995
                                           -----------------  ------------------ ------------------

Income tax at the federal statutory
   rate of 34%                             $    (2,266,022)   $    (2,147,430)   $     1,606,762
State taxes, net of federal benefit               (197,944)          (281,377)           202,736
Research and development tax credit               (111,439)              -              (179,659)
Effect of stock repurchase                         191,760               -                  -
Other, net                                         (61,110)          (161,175)            71,438
                                           -----------------  ------------------ ------------------
                                           $    (2,444,755)   $    (2,589,982)   $     1,701,277
                                           =================  ================== ==================


     The components of the deferred income tax provision (benefit) from continuing operations were as follows:

                                                                  Year Ended May 31,
                                              ---------------------------------------------------------
                                                     1997               1996                1995
                                              ------------------ ------------------- ------------------

Provision for doubtful accounts                $      (161,354)   $      (255,654)    $         -
Net operating loss carried forward                    (244,148)          (937,554)              -
Capitalization of software costs
   for financial reporting purposes                    505,930           (350,483)           481,153
Depreciation                                           (14,751)           (53,416)           (58,122)
Financial reporting reserve recognized
   in advance of tax deduction                        (148,289)          (813,152)           (39,657)
                                              ------------------ ------------------- ------------------
                                               $       (62,612)   $    (2,410,259)    $      383,374
                                              ================== =================== ==================

     The deferred income tax assets and liabilities were comprised of the following:


                                                                         As of May 31,
                                                        -----------------------------------------------
                                                             1997            1996            1995
                                                        --------------- --------------- ---------------

Provision for doubtful accounts                          $   (659,508)   $   (498,154)   $   (242,500)
Financial reporting reserve recognized in
   advance of tax deduction                                (1,066,896)       (918,609)       (105,457)
Net operating loss carried forward                         (3,544,223)       (937,554)           -
Research and development credit carryforward                 (111,439)           -               -
   short-term investments                                        -            (12,628)        (40,184)
                                                        --------------- --------------- ---------------
Total deferred tax assets                                  (5,382,066)     (2,366,945)       (388,141)
                                                        --------------- --------------- ---------------
Capitalization of software costs for
   financial reporting purposes                             1,188,822         682,892       1,033,375
Depreciation                                                   12,277          27,028          80,444
                                                        --------------- --------------- ---------------
Total deferred tax liabilities                              1,201,099         709,920       1,113,819
                                                        --------------- --------------- ---------------
Total net deferred taxes                                 $ (4,180,968)   $ (1,657,025)   $    725,678
                                                        =============== =============== ===============

     In connection with the Distribution, the Company and MCS agreed to share the tax burdens of the Predecessor Corporation, based upon the taxable income of the separate businesses prior to the Distribution. The Company and MCS are also prohibited from taking any actions which are inconsistent with the tax-free nature of the Distribution.

     The Company will be able to utilize tax net operating losses incurred subsequent to the Distribution to the extent the Company has taxable income subsequent to the Distribution.

     Management has determined that the net deferred tax asset more likely than not will be realized in the future and, therefore, has not provided any valuation allowances against these assets. The Company's net operating loss carryforwards of $3,544,223 expire in 2011 and 2012, while research and development tax credits expire in 2012.

NOTE 8 - NOTES PAYABLE AND LINE OF CREDIT

     On December 5, 1996, the Company reached an agreement in principle with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek, and a trust of which he is a beneficiary (the "Trust"), one million shares of Common Stock and 500 shares of Voting Preferred Stock. In exchange, the Company agreed to pay Mr. Jelinek and the Trust $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and issued to Mr. Jelinek and the Trust 400,000 five-year warrants to purchase Common Stock at $8.00 per share. The scheduled maturities are $1 million March 19, 1998 and $1 million March 19, 1999. Interest costs incurred and paid on the promissory notes totaled $32,258 for the year ended May 31, 1997.

     In April 1997, the Company entered into an agreement with a bank that provides for a secured, revolving line of credit up to a maximum of $2.5 million. The credit facility, which has an initial maturity date of October 1998, bears interest at the bank's prime rate and provides the bank with a first security interest in all assets of the Company. Certain financial covenants and reporting requirements are also included in the agreement. As of May 31, 1997, the Company had not utilized the line of credit.

NOTE 9 - STOCKHOLDERS' EQUITY

     The following table summarizes information regarding stockholders' equity as of May 31, 1997:

                                                                                                                  Dividend
                                                                                  Total Par         Votes         Right Per
                                  Shares           Shares        Par Value          Value            Per            Share
                                Authorized         Issued        Per Share       Outstanding        Share         Per Annum


Voting preferred stock <F1>            500           -          $  1,000.00           -            44,000            (1)
Preferred stock <F2>             1,000,000           -                  .01           -              (2)             (2)
Common stock                    10,000,000      6,487,159               .01     $   64,872            1               -

<F1>The previous  chairman of the board and chief executive officer exercised an option to purchase all of the authorized and unissued shares of voting preferred stock at $1,000 per share on March 19, 1997. The Company, as part of the stock repurchase agreement, immediately repurchased these shares. The voting preferred stock is currently held in treasury.

<F2>The Board of  Directors  has the  authority  to  determine  the  rights  and preferences of this preferred stock upon its issuance.

NOTE 10 - STOCK OPTIONS AND WARRANTS

     Upon the Distribution, the Company adopted various stock option plans of the Predecessor Corporation. Options to purchase Predecessor Corporation common stock have been converted into options to purchase Medicus common stock based upon the fair market value following the Distribution. The Company applies APB Opinion 25 and related Interpretations to account for its plans. Accordingly, no compensation cost is generally recognized for its stock option plans and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        Year Ended May 31,
                                                --------------------------------
                                                   1997                 1996
                                                -------------------------------
Net income (loss)              As reported       $ (4,220,018)    $ (3,725,991)
                               Pro forma           (5,187,253)      (4,262,364)

Earnings (loss) per share      As reported              (0.70)           (0.57)
                               Pro forma                (0.86)           (0.65)



     For purposes of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996 respectively: no expected dividends, expected volatility of and 76.36% and 72.17%, risk-free interest rates of 6.56% and 6.09% for the stock options; and lives of 7 years. The weighted-average fair value of options granted in 1997 and 1996 was $4.18 and $5.30 respectively.

     The stock exercise price of each option is determined by a committee (the "Committee") of no fewer than two Directors designated by the Board of Directors, and shall not be less than the fair market value of the stock subject to the option at the time the option is granted. Each option shall be for such term of not more than ten years as shall be determined by the Committee at the date of grant. The Committee shall have full and final authority, in its absolute discretion, to determine the time or times when each option becomes exercisable and the duration of the exercise period. The Committee may at its discretion accelerate the exercisability of any option at any time before expiration or termination of an option previously granted, extend the terms of such option, except that an aggregate option period may never exceed ten years.

     As of May 31, 1997, the Company had 358,879 options available for grant under all plans. A summary of the status of the Company's option plans as of May 31, 1997 and 1996, and changes during the years then ended is presented below:

                                            Year Ended May 31,                         Year Ended May 31,

                                                   1996                                        1997
                                  ---------------------------------------     ---------------------------------------
                                                            Weighted-                                    Weighted-
                                                          Avg. Exercise                                Avg. Exercise
                                         Shares               Price                   Shares              Price
Outstanding at
beginning of year                           -                   -                    1,387,350            $ 7.53

Conversion at
Distribution of options
previously held                        1,035,850        $     7.85                        -                  -

Granted                                  368,000              6.28                     615,100              5.49

Exercised                                (16,500)             0.48                        -                  -

Cancelled/Forfeited                         -                  -                      (320,100)             6.10

Outstanding at End of                 ----------                                    ----------
year                                   1,387,350              7.53                   1,682,350              6.79
                                      ==========                                    ==========
Options Exercisable at
year-end                                 332,950              7.78                     414,950              7.70
                                      ==========                                    ==========



     The  following  table  summarizes   information  about  the  stock  options
outstanding at May 31, 1997:


                                         Options Outstanding                                    Options Exercisable
                      ----------------------------------------------------------     ----------------------------------------
                                                Weighted
                                                 Average
                             Number             Remaining            Weighted                    Number              Weighted
     Range of             Outstanding          Contractual           Average                 Exercisable at          Average
  Exercise Prices          at 5/31/97          Life (yrs.)        Exercise Price                5/31/97           Exercise Price
 ----------------          ----------          -----------        --------------                -------           --------------

 $ 0.19 to 2.00             19,650                  7.8             $  1.87                      19,650            $  1.87
   5.00 to 5.82            529,000                  9.5                5.38                       7,500               5.25
   6.25 to 6.82            644,200                  7.9                6.56                     169,550               6.69
   7.02 to 7.60            182,000                  8.6                7.44                      47,750               7.29
   8.97 to 9.62            273,500                  6.9                9.34                     153,500               9.34
 11.89 to 16.50             34,000                  7.4               11.90                      17,000              11.90


     The Company realizes an income tax benefit from the exercise of certain stock options. These income tax benefits result in a decrease in current income taxes payable and an increase in capital in excess of par value.

     A healthcare services organization with which the Company maintains a joint development agreement holds a warrant to purchase 100,000 shares of the Company's common stock at a price of $7.80 per share, exercisable any time before March, 1999. The value of the warrant is being amortized on a straight-line basis over its six-year life.

     The Company's founder, Richard C. Jelinek, holds 400,000 warrants to purchase common stock at $8.00 per share. The value of the warrant was recorded as part of the stock repurchase agreement recorded in the quarter ended February 28, 1997.

NOTE 11 - EMPLOYEE BENEFITS

     In connection with the Distribution, the Company adopted an employee stock purchase plan under which the sale of common stock to employees was authorized. Employees may designate up to the lesser of $10,000 or 10% of their compensation for the purchase of stock. The purchase price is the lesser of 85% of the fair market value of the stock on either the date of grant of a one-year purchase option or the date the purchase option is exercised. During the year ended May 31, 1997 and the period from March 1, 1996 through May 31, 1996, 29,162 and 7,132 shares, respectively, of common stock were issued under the plan for an aggregate purchase price of $128,423 and $38,352, respectively. Compensation cost related to the employee stock purchase plan, as determined based on the fair value method of SFAS 123, would have aggregated $139,000 and $75,000, respectively, for the years ended May 31, 1997 and 1996 had the Company adopted this statement. For purposes of SFAS 123, these amounts were estimated using the Black-Scholes model with the following assumptions for the years ended May 31, 1997 and 1996, respectively: no expected dividends, an expected life of one year, expected volatility of 130.17% and 158.17% and risk-free interest rates of 5.40% and 5.45%.

     The Company has a contributory retirement savings plan ("401(k) Plan") which covers eligible employees who qualify as to age and length of service. Participants may contribute 1% - 15% of their salaries, subject to maximum contribution limitations imposed by the IRS. The expense of the 401(k) Plan, consisting of discretionary Company contributions, was $134,795, $121,602 and $101,512 for the years ended May 31, 1997, 1996 and 1995, respectively.

NOTE 12 - COMMITMENTS

     The Company has various lease agreements for real and personal property. These obligations extend through 2006 and in some cases contain renewal options. As of May 31, 1997, future minimum lease payments for non-cancelable operating leases in excess of one year are as follows:

                    Year Ending May 31,
                               1998                         $     977,404
                               1999                             1,017,264
                               2000                               847,322
                               2001                               716,538
                               2002                               677,786
                           Thereafter                           2,890,522
                                                            ---------------
                                                            $   7,126,836
                                                            ===============

     Rental expense on all operating leases totaled $828,221, $682,400, and $664,844, during fiscal 1997, 1996 and 1995, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

     As discussed in Note 1, the Company and MCS signed a services agreement. For the year ended May 31, 1997 and during the fourth quarter of fiscal 1996, the Company charged MCS $525,000 and $175,000, respectively, for services under this agreement, reducing general and administrative expense by these amounts. Due from Managed Care Solutions, Inc. on the Balance Sheet includes this charge plus amounts owing related to the Distribution. During fiscal 1996 and 1995, the Company provided MCS cash infusions for operating purposes of $250,000 and $5,000,000, respectively.

     The Company has repurchased Common Stock and Voting Preferred Stock from its founder, Richard C. Jelinek, and a trust of which he is a beneficiary, pursuant to a transaction described in Note 5 and Note 8. Mr. Jelinek continues to serve as a Director.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK

     The Company's revenues are generated from clients operating in the healthcare industry, and accordingly, as of May 31, 1997 and 1996, all of the Company's trade receivables and installment receivables were from entities in this industry. The Company has no policy requiring collateral for the extension of trade credit in the ordinary course of business.

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 128, "Earnings per Share," issued in February 1997, changes the method of calculating earnings per share and will be effective for the Company's financial statements for the year ending May 31, 1998. Earlier application is not permitted. However, the Company is permitted to disclose pro forma earnings per share amounts computed using this Statement in periods prior to adoption. Upon adoption, all prior period earnings per share data presented shall be restated to conform to this Statement. The calculation of earnings per share under this Statement is simpler than prior methods and more consistent with international accounting standards. Given the Company's historical losses, common stock equivalents were excluded from prior pro forma earnings per share calculations because they were anti-dilutive. Therefore, adoption of this Statement is not expected to have a material impact on amounts previously reported as pro forma net loss per common share.


     SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997,will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. This Statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company expects to adopt this Statement beginning with its financial statements for the year ending May 31, 1998.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company expects to adopt this Statement in its financial statements for the year ending May 31, 1998.

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Unaudited quarterly financial information for the years ended May 31, 1997 and 1996 is supplementary and is provided in the following summary:


                                                                       Three Months Ended
                                        --------------------------------------------------------------------------------------------
                                               May 31,                February 28,             November 30,              August 31,
                                                1997                      1997                     1996                     1996
                                        ---------------------     ---------------------    ---------------------    ----------------

Total revenues                            $ 4,845,868               $ 4,064,276              $ 5,162,777              $ 4,196,779
Total operating expenses                    2,075,024                 5,259,597                2,121,897                1,378,980
Operating income (loss)                    (1,399,027)               (6,347,410)                 109,905                  280,667
Net income (loss)                            (793,571)               (3,930,237)                 211,574                  292,216
Earnings (loss) per common share                (0.14)                    (0.60)                    0.03                     0.05



                                                                      Three Months Ended
                                        --------------------------------------------------------------------------------------------
                                              May 31,               February 29,             November 30,              August 31,
                                                1996                    1996                     1995                     1995
                                        --------------------    ---------------------    ---------------------    ------------------

Total revenues                            $ 4,871,723               $ 4,203,719              $ 5,318,504              $ 5,400,233
Total operating expenses                    5,664,899                 3,278,847                2,612,565                2,559,171
Operating income (loss)                    (5,946,480)               (1,596,314)                (104,481)                 202,571
Net income (loss)                          (3,472,218)                 (781,890)                 188,090                  340,027
Earnings (loss) per common share                (0.54)                    -                         -                        -
Pro forma earnings (loss) per
   common share                                   -                       (0.12)                    0.03                     0.05

     Results of operations for the quarters ended February 28, 1997, May 31, 1996, and February 29, 1996 include restructuring charges discussed in Note 4 and the stock repurchase discussed in Note 5. Total revenues, total operating expenses, and operating income for all periods have been restated for the discontinued operation discussed in Note 3.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The officers of the Company, their ages and their positions with the Company are provided in the table below. The other information called for by
Item 10 is incorporated by reference to the Registrant's Proxy Statement being sent to stockholders in connection with the 1997 Annual Meeting of Stockholders to be held on November 18, 1997 (the "Proxy Statement").

        Name                       Age                   Position

      Patrick C. Sommers           50        President, Chief Executive Officer
                                             and Chairman

      Angus J. Carroll             38        Senior Vice President

      Marlon T. Gruen              43        Senior Vice President

      Robert C. Steffel            44        Senior Vice President

      Daniel P. DiCaro             40        Vice President, Chief Financial
                                             Officer and Asst. Secretary

      Susan K. Doctors             56        Vice President

      Lynda D. Hernandez           41        Vice President

      Timothy K. Rutledge          39        Vice President

      William G. Brown             54        Secretary and Director

      Officers serve at the pleasure of the Board.

     Patrick C. Sommers, President, Chief Executive Officer, and Chairman of the Board of Directors joined the Company in February 1996. From 1992 to 1996, Mr. Sommers served as President of Ceridian Employer Services, a $400 million division of Ceridian Corporation (formerly Control Data Corporation). From 1990 to 1992, Mr. Sommers was President of GTE Information Services, a division of GTE Corporation, and from 1969 to 1990, he served in successive management positions with Dun & Bradstreet Corporation, culminating with his position as President of Dun & Bradstreet Information Resources, Inc.

     Angus J. Carroll, Senior Vice President, joined the Company in July 1996 and is responsible for strategic planning and business development. From 1993 to 1996, Mr. Carroll served as Vice President of Business Development at Ceridian Employer Services. From 1990 to 1993, he was Director of Business Planning at GTE Corporation. From 1979 to 1990, Mr. Carroll held successive management positions with Dun & Bradstreet Corporation, culminating with the position of Assistant Vice President of Computer Development. Mr. Carroll received his M.B.A. from Fairleigh-Dickinson University.

     Marlon T. Gruen, Senior Vice President, joined the company in February 1997 and is responsible for marketing. From 1992 to 1997, Mr. Gruen served as Vice President of Marketing for Merck-Medco Managed Care, LLC, a division of Merck & Company. From 1991 to 1992, he was Director of Product Planning at GTE Health Systems, a division of GTE Corporation. From 1990 to 1991, Mr. Gruen served as Director of Product Planning at Consumer Health Services, Inc. Prior to that, from 1977 to 1990, he held successive management positions with Dun & Bradstreet Corporation, culminating with the position of Assistant Vice President of Product Planning & Development.

     Robert C. Steffel, Senior Vice President, is responsible for the contract management and information services businesses. Prior to joining the Company in December 1991, he was Vice President, Information Systems of Specialty Home Health Care from 1989 to 1991. He also served as Director of Information Systems and Management Engineering at Curaflex Home Health Care from 1988 to 1989.

     Daniel P. DiCaro, Vice President, Chief Financial Officer and Assistant Secretary, joined the Company in January 1997. Mr. DiCaro was one of the founders of Imagination Pilots Entertainment (IPE), a joint venture with Time Warner in consumer multimedia software. Mr. DiCaro served as the Chief Financial Officer and Chief Operating Officer of IPE from 1994 to 1997. He is currently a director of IPE. From 1990 to 1994, Mr. DiCaro served as the Chief Financial Officer of a group of privately held, venture capital backed, software and information service companies. Previously, he was the Vice President of Finance for CCC Information Services Inc. (1987 to 1990) and a member of the international accounting firm of Arthur Young and Company (1984 to 1987). Mr. DiCaro received his M.B.A. from DePaul University and is a certified public accountant.

     Susan K. Doctors, Vice President, joined the Company in January 1995 and is responsible for Human Resources and Administration. From 1993 to 1995, she worked as an independent consultant. Prior to 1993, Ms. Doctors worked 19 years at Official Airline Guides, Inc. holding successive management positions culminating with her position as Vice President of Human Resources. Ms. Doctors received her Masters in Management from the Kellogg Graduate School at Northwestern University.

     Lynda D. Hernandez, Vice President, is responsible for the operations of the Clinical Data Systems division. Most recently, Ms. Hernandez served as Senior Director for operations. From 1990 to 1992, she was manager of Technical Support, Interfaces and Client Services in the Clinical Data Systems division. Prior to 1990, Ms. Hernandez served in successive technical and management positions with the Company.

     Timothy K. Rutledge, Vice President, is responsible for the operations of the Decision Support Systems division. He joined the Company in June 1992 following the acquisition of Innovate Software Solutions, Inc. which he co-founded in 1989. He held successive management positions with that firm until its acquisition by Medicus. Previously, he served as a manager for Price Waterhouse.

     William G. Brown is a partner of Bell, Boyd & Lloyd, Chicago, IL, legal counsel to the Company, and has been Secretary and a Director of the Predecessor Corporation since its incorporation in December 1984, and of MCS and the Company since March 1, 1996. Mr. Brown is also a Director of MYR Group, Dovenmuehle Mortgage and CFC International, Inc.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference to the information under the caption "Compensation" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on November 18, 1997 (the "Proxy Statement").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     The information called for by Item 12 is incorporated by reference to the information under the caption "Common Stock Ownership by Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


INDEX TO FINANCIAL STATEMENTS
                                                                   Page

Report of Independent Accountants                                   F-2

Balance Sheets at May 31, 1997 and 1996                             F-3

Statements of Operations for the years
ended May 31, 1997, 1996 and 1995                                   F-4

Statements of Changes in Stockholders' Equity for the years
ended May 31, 1997, 1996 and 1995                                   F-5

Statements of Cash Flows for the years ended May 31, 1997,
1996 and 1995                                                       F-7

Notes to Financial Statements                                       F-8

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

         (i.)     1989 Stock Option Plan, as amended
         (ii.)    1991 Stock Option Plan
         (iii.)   1993 Stock Option Plan
         (iv.)    1993 Performance Stock Option Plan
         (v.)     Stock Purchase Plan, as amended
         (vi.)    Form of Indemnification Contract between Registrant and each officer and director
         (vii.)   Retirement Savings Plan
         (viii.)  1994 Stock Option Plan
         (ix.)    1994 Directors' Stock Option Plan
         (x.)     1995 RCM Stock Option Plan
         (xi.)    1996 C.E.O. Stock Option Plan
         (xii.)   1996 C.E.O. Replacement Stock Option Plan
         (xiii.)  1996 C.E.O. Special Stock Option Plan
         (xiv.)   1997 Employee Stock Option and Restricted Stock Plan
         (xv.)    Amendment to and Restatement of the 1989, 1991, 1993, 1993
                  Performance and 1994 Stock Option Plans
         (xvi.)   Stock Repurchase and Warrant Agreement between the Company and Richard C. Jelinek
         (xvii.)  Stock Repurchase and Warrant Agreement between the Company and the Boston Safe Deposit and Trust Company of California, or its successors, as trustee of the Richard C. Jelinek
                  Charitable Remainder Unitrust dated August 3, 1993


Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 1997.

                                  Exhibit Index

    Exhibit
    Number
       2 Distribution Agreement between the Predecessor Corporation and the Registrant (Incorporated by Reference to Exhibit 2(b) to the Predecessor Corporation's Report on Form 8-K (Commission File No. 0-19393) dated March 1, 1996, as amended by Form 8-K/A-1 filed on April 30, 1996).

       3        (a)        Restated Certificate of Incorporation (incorporated
                           by reference to Exhibit 4(a) to Registration
                           Statement number 333-3028).
                (b)        Bylaws (incorporated by reference to Exhibit 3(b) to
                           the Registrant's Registration Statement on Form 10
                           (Commission File No. 0-27614)).

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

                (c)(6)     1995 RCM Stock Option Plan ##

                (c)(7)     1996 C.E.O. Stock Option Plan ##

                (c)(8)     1996 C.E.O. Replacement Stock Option Plan ##

                (c)(9)     1996 C.E.O. Special Stock Option Plan ##

                (c)(10) 1997 Employee Stock Option and Restricted Stock Plan (Incorporated by Reference to Exhibit D to the Company's Proxy Statement dated February 17, 1997 (Commission File No. 0-27614))

                (c)(11) Amendment to and Restatement of the 1989, 1991, 1993, 1993 Performance and 1994 Stock Option Plans (Incorporated by Reference to Exhibit C to the Company's Proxy Statement dated February 17, 1997 (Commission File No. 0-27614))

                (e)(1) Stock Repurchase and Warrant Agreement between the Company and Richard C. Jelinek (Incorporated by Reference to Exhibit E to the Company's Proxy Statement dated February 17, 1997
                           (Commission File No. 0-27614))

                (e)(2) Stock Repurchase and Warrant Agreement between the Company and the Bostons Safe Deposit and Trust Company of California, or its successors, as trustee of the Richard C. Jelinek Charitable Remainder Unitrust dated August 3, 1993 (Incorporated by Reference to Exhibit E to the Company's Proxy Statement dated February 17, 1997
                           (Commission File No. 0-27614))

                (f)        Stock Purchase Plan, as amended ##

                (g) Form of Indemnification Contract between Registrant and each officer and director**

                (h)        Retirement Savings Plan****

                (i)        Lease of Evanston, IL office ##

                (j)        Lease of Alameda, CA office ##

                (k)        Lease of Cincinnati, OH office***

                (l)        Lease of Chesterfield, MO office ##

                (m)        Loan and Security Agreement with Cole Taylor Bank

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

## Incorporated by reference to the exhibit with the same designation filed as part of the Annual Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MEDICUS SYSTEMS CORPORATION


     By   Patrick C. Sommers
          ------------------
          Patrick C. Sommers Chairman,
          Chief Executive Officer
          and President

Dated:  August 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

                 Signature             Title                         Date

           Patrick C. Sommers         Chairman of the           August 28, 1997
          --------------------        Board of Directors,
           Patrick C. Sommers         Chief Executive Officer
                                      and President

            Daniel P. DiCaro          Vice President            August 28, 1997
          --------------------        (principal financial and
            Daniel P. DiCaro          accounting officer)

            William G. Brown          Director                  August 28, 1997
          --------------------
            William G. Brown

             Jon E.M. Jacoby          Director                  August 28, 1997
          --------------------
             Jon E.M. Jacoby

           Richard C. Jelinek         Director                  August 28, 1997
          --------------------
           Richard C. Jelinek

              John P. Kunz            Director                  August 28, 1997
          --------------------
              John P. Kunz

           Risa Lavizzo-Mourey        Director                  August 28, 1997
          --------------------
           Risa Lavizzo-Mourey

             Gail L. Warden           Director                  August 28, 1997
          --------------------
             Gail L. Warden