Form 10-Q
period 1997-08-31
MEDICUS SYSTEMS CORP /DE/
filed 1997-10-15
CIK 1006361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended               August 31, 1997
                               --------------------------------------------

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to
                              ---------------   ----------------

                        MEDICUS SYSTEMS CORPORATION
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                                     36-4056769
--------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S Employer Identification No.)
 of incorporation or organization)

One Rotary Center, Suite 1111, Evanston, Illinois   60201       (847) 570-7500
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Registrant's telephone number)
Comission File Number   0-27614
                        ---------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [   ] No

There were 5,485,032 shares of common stock outstanding as of October 10, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           MEDICUS SYSTEMS CORPORATION
                                 BALANCE SHEETS

                                                                                       August 31,                     May 31,
ASSETS                                                                                   1997                          1997
------                                                                                -----------                   -----------
Current assets                                                                           (Unaudited)
       Cash and cash equivalents                                                       $    371,761                $  1,205,135
       Accounts receivable and unbilled services, net of allowance for
         doubtful accounts of $1,742,195 and 1,713,008                                    8,615,200                  10,500,676
       Inventories                                                                          303,424                     214,264
       Prepaid expenses and other                                                           251,971                     258,725
       Prepaid and deferred income taxes                                                  2,025,238                   2,147,416
       Net assets of discontinued operation                                                  52,178                     111,381
                                                                                  ---------------------       -----------------
                                                                                         11,619,772                  14,437,597
                                                                                  ---------------------       -----------------
Property and equipment, net of accumulated
       depreciation of $5,331,012 and $5,080,110                                          2,142,357                   2,335,175
Internally developed software, net of accumulated
       amortization of $2,329,887 and $2,110,378                                          2,937,905                   3,087,849
Installment accounts receivable due after one year,
       net of unearned interest of $145,583 and $154,647                                    536,261                     533,488
Deferred income taxes                                                                     2,763,950                   2,454,563
                                                                                  ---------------------       -----------------
                                                                                       $ 20,000,245                $ 22,848,672
                                                                                  =====================       =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
       Accounts payable                                                                $    486,037                $    597,787
       Accrued compensation                                                                 272,464                     453,035
       Accrued restructuring charge                                                       1,875,909                   2,247,416
       Other accrued liabilities                                                          1,482,016                   1,138,226
       Deferred revenue                                                                   4,857,186                   6,910,599
       Notes payable                                                                      1,000,000                   1,000,000
                                                                                   --------------------       -----------------
                                                                                          9,973,612                  12,347,063
                                                                                   --------------------       -----------------
Notes payable                                                                             1,000,000                   1,000,000
                                                                                   --------------------       -----------------
Stockholders' Equity
       Preferred stock $1,000 par, 500 shares authorized and issued                         500,000                     500,000
       Common stock $.01 par:
         Authorized - 10,000,000 shares
         Issued - 6,492,926 and 6,487,159 shares, respectively                               64,929                      64,872
       Capital in excess of par value                                                    22,095,491                  22,063,715
       Capital in excess of par value - warrant                                             944,000                     944,000
       Less treasury stock:
         Preferred stock, at cost - 500 shares                                             (500,000)                   (500,000)
         Common stock, at cost - 1,007,002 shares                                        (5,687,418)                 (5,687,418)
       Accumulated deficit                                                               (8,390,369)                 (7,883,560)
                                                                                   --------------------       ------------------
                                                                                          9,026,633                   9,501,609
                                                                                   --------------------       ------------------
                                                                                       $ 20,000,245                $ 22,848,672
                                                                                   ====================       ==================


        The accompanying notes are an integral part of these statements.



                                              MEDICUS SYSTEMS CORPORATION
                                               STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                                                                Three Months Ended
                                                                                  --------------------------------------------------
                                                                                         August 31,                  August 31,
                                                                                            1997                        1996
                                                                                  ---------------------       ----------------------

Revenues
       Software products and services                                                 $  2,243,860                 $  1,815,736
       Maintenance and support services                                                  2,376,050                    2,381,043
                                                                                  ----------------------      ----------------------
                                                                                         4,619,910                    4,196,779

Costs and expenses
       Software products and services                                                      718,268                      454,102
       Maintenance and support services                                                  1,127,150                      816,611
                                                                                  ----------------------      ----------------------
                                                                                         1,845,418                    1,270,713

       Marketing, general and administrative                                             2,723,663                    2,139,479
       Research and development                                                            981,059                      505,920
                                                                                  ----------------------      ----------------------
                                                                                         5,550,140                    3,916,112
                                                                                   ---------------------      ----------------------

Operating income (loss)                                                                   (930,230)                     280,667

       Interest and other income                                                            42,514                      120,094
       Interest expense                                                                    (39,665)                         -
                                                                                  ----------------------      ----------------------

Income (Loss) from continuing operations before income
       taxes                                                                              (927,381)                     400,761

       Provision for (benefit from) income taxes                                          (357,041)                     159,543
                                                                                  ----------------------      ----------------------

Income (Loss) from continuing operations                                                  (570,340)                     241,218

Discontinued operation, net of taxes                                                        63,531                       50,998
                                                                                  ----------------------      ----------------------

Net income (loss)                                                                     $   (506,809)                $    292,216
                                                                                  ======================      ======================

Earnings (loss) per common and common equivalent share
       Continuing operations                                                          $      (0.10)                $       0.04
       Discontinued operation                                                                 0.01                         0.01
                                                                                  ----------------------      ----------------------
                                                                                      $      (0.09)                $       0.05
                                                                                  ======================      ======================

Weighted average common and common equivalent shares outstanding                         5,489,329                    6,473,252
                                                                                  ======================      ======================




        The accompanying notes are an integral part of these statements.






                           MEDICUS SYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Three Months Ended
                                                                                ----------------------------------------------------
                                                                                        August 31,                   August 31,
                                                                                            1997                        1996
                                                                                ----------------------       -----------------------

Cash flows from operating activities
       Income (Loss) from continuing operations                                      $    (570,340)              $      241,218
       Adjustments to reconcile to net cash from operating activities:
        Depreciation of property and equipment                                             250,902                      284,609
        Amortization of internally developed software                                      219,511                       78,914
        Deferred income taxes                                                              (43,938)                      69,836
        Accrued restructuring charge                                                      (291,860)                    (386,798)
        Allowance for doubtful accounts                                                    150,000                          -
        Changes in certain current assets and current liabilities:
           Accounts receivable and unbilled services                                     1,660,193                      307,267
           Due from Managed Care Solutions, Inc.                                               -                        189,789
           Inventories                                                                     (89,160)                      35,332
           Prepaid expenses and other current assets                                      (136,517)                      59,479
           Accounts payable                                                               (111,750)                      (2,348)
           Accrued compensation                                                           (180,571)                    (721,699)
           Deferred revenue                                                             (2,053,413)                  (1,078,628)
        Other, net                                                                         341,017                     (402,062)
                                                                                 ---------------------       -----------------------
                                                                                          (855,926)                  (1,325,091)
                                                                                 ---------------------       -----------------------

Cash flows from investing activities
        Additions to property and equipment                                                (58,085)                     (40,480)
        Additions to internally developed software                                         (69,567)                    (500,887)
        Proceeds from maturity of short-term investments                                       -                      1,597,157
        Proceeds from sale of short-term investments                                           -                     10,888,023
        Purchases of short-term investments                                                    -                    (11,440,114)
                                                                                 ---------------------       -----------------------
                                                                                          (127,652)                     503,699
                                                                                 ---------------------       -----------------------

Cash flows from financing activities
        Sale of common stock                                                                27,470                       49,240
                                                                                 ---------------------       -----------------------
                                                                                            27,470                       49,240
                                                                                 ---------------------       -----------------------

Net decrease in cash and cash equivalents                                                 (956,108)                    (772,152)
Cash and cash equivalents, beginning of period                                           1,205,135                      765,312
Net cash activity from discontinued operation                                              122,734                      976,653
                                                                                 ---------------------       -----------------------
Cash and cash equivalents, end of period                                             $     371,761               $      969,813
                                                                                 =====================       =======================


        The accompanying notes are an integral part of these statements.

                           MEDICUS SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

   In management's opinion, the financial statements of Medicus Systems Corporation (the "Company") reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the operating results for the quarters ended August 31, 1997 and 1996. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, equity or results of operations.

   Operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

   During the quarter ended August 31, 1996, the Company performed certain administrative services for Managed Care Solutions, Inc. ("MCS") under a services agreement resulting from the spin off of the Company from MCS on March 1, 1996. During the quarter ended August 31, 1996, the Company received $175,000 in consideration for these services, and reduced marketing, general and administrative expenses by this amount.

NOTE 2 - DISCONTINUED OPERATION

   Effective May 31, 1997 the Company adopted a plan to discontinue its contract services line of business. This separate line of business consisted of information systems management contracts with one customer. As a result of this decision, the net assets of the contract services line of business, principally accounts receivable and unbilled services, property and equipment, and accounts payable and other accrued liabilities have been reclassified in the Balance Sheets at August 31, 1997 and May 31, 1997. In addition, the results of operations of the contract services business have been reclassified in the Statements of Operations and Statements of Cash Flows for the quarters ended August 31, 1997 and 1996.

   The following table summarizes unaudited selected financial data of the contract services business for the quarters ended August 31, 1997 and 1996:

                                             Three Months Ended
                                     -------------------------------------------
                                         August 31,              August 31,
                                              1997                    1996
                                     -------------------     -------------------
Revenues                                  $2,501,000               $2,497,000
Operating income                             103,000                   83,000


NOTE 3 - EARNINGS PER SHARE

   Earnings  (Loss) per common  share have been  computed by dividing net income
(loss) by the weighted average of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and the warrant (when dilutive), using the treasury method from the date of grant.

                           MEDICUS SYSTEMS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


NOTE 4 - ACCRUED RESTRUCTURING CHARGE

   During February, 1996, the Company commenced a process to evaluate its current strategic position, including the markets it expects to pursue and its product offerings in those chosen markets. As a result of decisions made as part of this evaluation process, the Company recorded $4.7 million in restructuring charges, representing costs and expenses to exit certain product lines, to abandon certain product development efforts and to provide for liabilities resulting from the strategic redirection of the Company, including severance costs. Specifically, the Company decided to exit the Clinical Case Management Systems ("CCM") and the Executive Information Systems product lines. Additionally, product development efforts for the Clinical Data Systems Wincoder V2 project and portions of the MACH 1 project, which will no longer be utilized in the Medicus product line, were abandoned and their associated development costs, which had been previously capitalized, were expensed. Severance costs associated with an officer and several employees, in addition to the write-off of a portion of the Contract Management System, were also included in the restructuring charge.


   As part of an ongoing evaluation, the Company refined its strategic planning process during fiscal 1997, and assessed continuing obligations associated with the implementation of the plan. The Company continued the process of implementing its plans during 1997 and, following the stock repurchase from its founder in the quarter ended February 28, 1997, recorded $2.8 million in charges to complete its plan, including accruing certain costs to reorganize the Company's business units, to abandon certain development efforts, and to increase the allowance for doubtful accounts. Specifically, the Company decided to relocate operations for its Clinical Data Systems ("CDS") division, based in Alameda, CA, to the Company's Evanston, IL corporate offices. Costs accrued associated with the relocation included costs to cancel existing lease agreements, to terminate employees and to write down abandoned assets. In addition, the Company increased its reserves for product line exit costs and severance costs that relate to the remaining customer of the previously discontinued CCM product line. Also, certain product development efforts for the Company's Patient Focused Systems ("PFS") products were abandoned, and the associated development costs, which had been previously capitalized, along with other related product line exit costs were expensed. The Company also increased its allowance for doubtful accounts due to the potential for certain additional billed and unbilled accounts to become uncollectible as a result of the decisions discussed above.


   The components of the restructuring reserve, which the Company expects will be utilized during the next nine months, are as follows:

                                          August 31,                May 31,
                                            1997                     1997
                                    -------------------     --------------------
Product line exit costs             $        671,978        $         774,425
Business unit reorganization costs           579,986                  674,597
Employee termination and severance costs     623,945                  798,394
                                    -------------------     --------------------
                                    $      1,875,909        $       2,247,416
                                    ===================     ====================

   During the quarter ended August 31, 1997, the Company incurred $79,647 in write-downs of accounts receivable and $22,800 in product line exit costs related to the remaining customer of the previously discontinued CCM product line. The Company also paid $94,611 in business unit reorganization costs related to the relocation of the CDS division and $174,449 in severance benefits and employee termination costs.

                           MEDICUS SYSTEMS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


NOTE 5 - NOTE PAYABLE AND LINE OF CREDIT


   On December 5, 1996, the Company reached an agreement in principle with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek, and a trust of which he is a beneficiary (the "Trust"), one million shares of Common Stock and 500 shares of Voting Preferred Stock. In exchange, the Company agreed to pay Mr. Jelinek and the Trust $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and issued to Mr. Jelinek and the Trust 400,000 five-year warrants to purchase Common Stock at $8.00 per share. The scheduled maturities of the notes are $1 million on March 19, 1998 and $1 million on March 19, 1999. Interest costs incurred and paid on the promissory notes totaled $39,665 for the quarter ending August 31, 1997.

   In April 1997, the Company entered into an agreement with a bank that provides for a secured, revolving line of credit up to a maximum of $2.5 million. The credit facility, which has an initial maturity date of October 1998, bears interest at the bank's prime rate and provides the bank with a first security interest in all assets of the Company. Certain financial covenants and reporting requirements are also included in the agreement. As of August 31, 1997, the Company had not utilized the line of credit.

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

   Some of these uncertainties that may affect future results are discussed in more detail below under "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward-looking statement.

   The Company's quarterly operating results historically have varied depending upon such factors as the timing of significant sales and the timing of new product introductions. Consequently, the results for any one quarter may not be indicative of future operating results.

   The following table sets forth for the periods indicated (i) the percent of revenues represented by certain line items in the Company's Statements of Operations and (ii) the percentage change in each line item from the prior year period.

                                       Percent of Revenues         Percentage
                                       Three Months Ended           Increase
                                       ---------------------

                                       Aug. 31,     Aug. 31,        (Decrease)
                                         1997         1996         1996 to 1997
                                       --------     --------       ------------
Revenues
   Software products and services          49%           43%             24%
   Maintenance and support services        51            57               -
                                          ----          ----
                                          100           100              10
                                          ----          ----
Costs and expenses
   Software products and services (1)      32            25              58
   Maintenance and support services (1)    47            34              38
                                          ----          ----
                                           40            30              45
   Marketing, general and administrative   59            51              27
   Research and development                21            12              94
                                          ----          ----
                                          120            93              42
                                          ----          ----

Operating income (loss)                   (20)            7              N/M
   Interest and other income                1             3             (65)
   Interest expense                        (1)            -              N/M
                                          ----          ----

Income  (Loss) from continuing
   operations before income taxes         (20)           10              N/M
   Provision for(benefit from)income taxes (8)            4              N/M
                                          ----          ----
Income  (Loss) from continuing
   operations                             (12)            6              N/M
Discontinued operation, net of taxes        1             1              25
                                          ----          ----
Net income (loss)                         (11)%           7%             N/M
                                          ====          ====

(1)   Shown as a percent of related revenues.

   Operating revenues are derived from two sources: (1) license fees and the related services for licensing the Company's proprietary software products; and
(2) maintenance and support services related to such software products.

                           MEDICUS SYSTEMS CORPORATION
                        RESULTS OF OPERATIONS, Continued


SOFTWARE PRODUCTS AND SERVICES

   Revenues increased 24% to $2.2 million primarily due to the shipment of the new Windows based products from the Clinical Data Systems and Decision Support Systems divisions during the quarter. Costs and expenses increased 58% compared to the corresponding prior year period, and as a percentage of related revenues, increased to 32% from 25%. The increase was primarily due to amortization of capitalized software for the newly released products. Additionally, costs and expenses for the quarter ended August 31, 1996 include the effect of the Company's decision to reduce its reserve for continuing obligations on product line exit costs by $200,000, as a result of negotiations with its customers.

MAINTENANCE AND SUPPORT SERVICES

   Revenues remained relatively flat at $2.4 million. Costs and expenses increased 38% compared to the corresponding prior year period, and as a percentage of related revenues, increased to 47% from 34%, primarily due to additional labor costs incurred to support new product releases from the Clinical Data Systems and Decision Support Systems divisions and higher labor costs resulting from personnel shifts to maintenance and support services from development activities.

MARKETING, GENERAL AND ADMINISTRATIVE

   Expenses increased 27% to 2.7 million. The increase was primarily due to $139,000 of expenses related to the move of the Alameda office that could not be accrued for in fiscal 1997. Additionally, costs and expenses for the quarter ended August 31, 1996 included the effect of $175,000 in administrative fees the Company received as a result of the services agreement with MCS and a reduction of reserves and of various items totaling approximately $250,000.

RESEARCH AND DEVELOPMENT

   Actual research and development expenses decreased 2% to $1,051,000 for the quarter. Research and development costs presented in the accompanying financial statements were $981,000 compared to $506,000 in the corresponding prior year period. The Company also capitalized software development costs of $70,000 compared to $471,000 in the corresponding prior year period, reflecting the release of new products in the current quarter and the resulting cessation of software cost capitalization. Actual research and development expenditures were 47% of software products and services revenues compared to 60% in the corresponding prior year period.

   During the first quarter of fiscal 1998, the Company's development efforts were focused on the Decision Support Systems product line and the Clinical Data Systems product line. During the first quarter of fiscal 1997, the Company was engaged in several development projects, including the Resource Case Management System, and the Decision Support Systems product line.

INTEREST AND OTHER INCOME

   Interest and other income decreased 65% to $42,000, primarily due to lower average cash balances during the quarter ending August 31, 1997.

INCOME TAXES

   The Company's effective tax rate was 38.5% compared to 39.8% in the corresponding prior period. The Company plans to utilize net tax operating losses carried forward from the prior year to the extent it has taxable income in the current year.

                           MEDICUS SYSTEMS CORPORATION
                        RESULTS OF OPERATIONS, Continued

                               FINANCIAL CONDITION


   As a result of the Company's commitment to expand its software products and services, funds are required to support its ongoing product research and development activities and the infrastructure required to serve its customer base. Historically, cash generated from its operations has been an important contributor to these needs. As a result of the market factors adversely affecting fiscal 1997 results, as well as the stock repurchase transaction, the Company was required to use a significant portion of its cash reserves. It is expected that, following the restructuring efforts begun in prior periods, the Company will return to a situation where cash from operations will provide an important source of liquidity to support its normal capital needs, although numerous factors, including any reductions in revenues from currently anticipated amounts, could affect the amount of such cash available.

   At August 31, 1997, the Company had available cash reserves of $372,000. In addition, the Company had a $2.5 million standby credit facility available. $1.0 million of the principal amount of the Company's 8% promissory notes, issued in connection with the Company's stock repurchase agreement, is due in March 1998. In addition, the Company anticipates cash outlays of approximately $1.9 million in the next nine months, resulting primarily from its decision to reorganize its business units and to exit certain product lines.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," issued in February 1997, changes the method of calculating earnings per share and will be effective for the Company's financial statements for the year ending May 31, 1998. Earlier application is not permitted. However, the Company is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in periods prior to adoption. Upon adoption, all prior period earnings per share data presented shall be restated to conform to SFAS 128. The calculation of earnings per share under SFAS 128 is simpler than prior methods and more consistent with international accounting standards. Because a majority of the Company's common stock equivalents have exercise prices in excess of the Company's Common Stock price, the Company does not believe that the adoption of SFAS 128 will have a significant impact on amounts reported as net income (loss) per common share.

                           PART II - OTHER INFORMATION



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




                           MEDICUS SYSTEMS CORPORATION
                                  (Registrant)




     October 10, 1997                                 /s/  Patrick C. Sommers
-----------------------------------------        -------------------------------
                                                           Patrick C. Sommers
                                                              President
                                                      (Chief Executive Officer)




     October 10, 1997                                 /s/  Daniel P. DiCaro
-----------------------------------------        -------------------------------
                                                           Daniel P. DiCaro
                                                            Vice President
                                                      (Chief Financial Officer)