Form 10-K/A
MEDICUS SYSTEMS CORP /DE/
filed 1997-12-10
CIK 1006361

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 21, 1997, there were 5,483,207 shares of common stock outstanding, and the aggregate market value of the common stock (based upon the August 21, 1997 closing sale price on the Nasdaq National Market) held by non-affiliates was approximately $23,290,034.

                           MEDICUS SYSTEMS CORPORATION


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

                                  Exhibit Index
    Exhibit
    Number                                                               Page *

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

     3 (a) Restated Certificate of Incorporation (incorporated by reference to Exhibit 4(a) to Registration Statement number 333-3028).

       (b) Bylaws (incorporated by reference to Exhibit 3(b) to the Registrant's Registration Statement on Form 10
              (Commission File No. 0-27614)).

    10 (b)    Agreement between the Registrant and Comshare, Inc. **

       (c)    1989 Stock Option Plan, as amended **

       (c)(1) 1991 Stock Option Plan ***

       (c)(2) 1993 Stock Option Plan ****

       (c)(3) 1993 Performance Stock Option Plan ****

       (c)(4) 1994 Stock Option Plan *****

       (c)(5) 1994  Directors' Stock Option Plan #

       (c)(6) 1995 RCM Stock Option Plan ##

       (c)(7) 1996 C.E.O. Stock Option Plan ##

       (c)(8) 1996 C.E.O. Replacement Stock Option Plan ##

       (c)(9) 1996 C.E.O. Special Stock Option Plan ##

       (c)(10)1997 Employee   Stock  Option  and   Restricted   Stock  Plan
              (Incorporated by Reference to Exhibit D to the Company's Proxy Statement dated February 17, 1997 (Commission File
              No. 0-27614))

       (c)(11)Amendment to and Restatement of the 1989, 1991, 1993, 1993 Performance and 1994 Stock Option Plans (Incorporated by Reference to Exhibit C to the Company's Proxy Statement dated February 17, 1997 (Commission File No. 0-27614))

       (e)(1) Stock Repurchase and Warrant Agreement between the Company and Richard C. Jelinek (Incorporated by Reference to Exhibit E to the Company's Proxy Statement dated February 17, 1997 (Commission File No. 0-27614))

       (e)(2) Stock Repurchase and Warrant Agreement between the Company and the Boston Safe Deposit and Trust Company of California, or its successors, as trustee of the Richard C. Jelinek Charitable Remainder Unitrust dated August 3, 1993 (Incorporated by Reference to Exhibit E to the Company's Proxy Statement dated February 17, 1997 (Commission File No. 0-27614))

       (f)    Stock Purchase Plan, as amended ##

       (g) Form of Indemnification Contract between Registrant and each officer and director **

       (h)    Retirement Savings Plan ****

       (i)    Lease of Evanston, IL office ##

       (j)    Lease of Alameda, CA office ##

       (k)    Lease of Cincinnati, OH office ***

       (l)    Lease of Chesterfield, MO office ##

       (m)    Loan and Security Agreement with Cole Taylor Bank ###

    23        Consent of Price Waterhouse ###

    27        Financial Data Schedule

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

### Filed as part of the Annual Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1997, as originally filed on August 28, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MEDICUS SYSTEMS CORPORATION


                              By Patrick C. Sommers
                               Patrick C. Sommers
                      Chairman, Chief Executive Officer and
                                    President

Dated:  December 10, 1997