Form 10-Q
period 1997-11-30
MEDICUS SYSTEMS CORP /DE/
filed 1998-01-14
CIK 1006361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                 November 30, 1997
                               --------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                              -------------------  ----------------------



                           MEDICUS SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                       36-4056769
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 of incorporation of organization)

One Rotary Center, Suite 1111, Evanston, Illinois 60201           (847) 570-7500
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Registrant's telephone number)

Commission File Number               0-27614
                      -----------------------------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

There were 5,523,169 shares of common stock outstanding as of January 12, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                              MEDICUS SYSTEMS CORPORATION
                                                    BALANCE SHEETS

                                          November 30,                May 31,
ASSETS                                        1997                      1997
                                        ---------------           --------------
Current assets                           (Unaudited)
    Cash and cash equivalents          $    244,217                $  1,205,135
    Accounts receivable and unbilled
     services, net of allowance for
     doubtful accounts of $1,290,459
     and 1,713,008                       13,224,602                  10,500,676
    Inventories                             181,572                     214,264
    Prepaid expenses and other              235,616                     258,725
    Prepaid and deferred income taxes     1,756,163                   2,147,416
    Net assets of discontinued operation       -                        111,381
                                        ---------------           --------------
                                         15,642,170                  14,437,597
                                        ---------------           --------------
Property and equipment, net of
 accumulated depreciation of
 $5,578,254 and $5,080,110                1,977,827                   2,335,175
Internally developed software,
 net of accumulated amortization of
 $2,648,322 and $2,110,378                2,673,710                   3,087,849
Installment accounts receivable due
 after one year, net of unearned
 interest of $117,309 and $154,647          431,345                     533,488
Deferred income taxes                     3,414,474                   2,454,563
                                        ---------------           --------------
                                       $ 24,139,526                $ 22,848,672
                                        ===============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                   $    251,608                $    597,787
    Accrued compensation                    554,716                     453,035
    Accrued restructuring charge          1,627,616                   2,247,416
    Other accrued liabilities             1,475,901                   1,138,226
    Deferred revenue                      9,872,854                   6,910,599
    Notes payable                         1,000,000                   1,000,000
                                        ---------------           --------------
                                         14,782,695                  12,347,063
                                        ---------------           --------------
Notes payable                             1,000,000                   1,000,000
                                        ---------------           --------------
Stockholders' equity
    Preferred stock $1,000 par, 500
     shares authorized and issued           500,000                     500,000
    Common stock $.01 par:
    Authorized - 10,000,000 shares
    Issued - 6,492,803 and 6,487,159
     shares, respectively                    64,928                      64,872
    Capital in excess of par value       22,310,767                  22,063,715
    Capital in excess of par
     value - warrant                        944,000                     944,000
    Less treasury stock:
    Preferred stock, at cost - 500 shares  (500,000)                   (500,000)
    Common stock, at cost -
     1,007,002 shares                    (5,687,418)                 (5,687,418)
    Accumulated deficit                  (9,275,446)                 (7,883,560)
                                        ---------------           --------------
                                          8,356,831                   9,501,609
                                        ---------------           --------------
                                       $ 24,139,526                $ 22,848,672
                                        ===============           ==============


     The accompanying notes are an integral part of these statements.

                           MEDICUS SYSTEMS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended
                                      ------------------------------------------
                                          November 30,              November 30,
                                               1997                      1996
                                      -------------------      -----------------
Revenues
  Software products and services      $  1,384,083                 $  2,286,033
  Maintenance and support services       2,384,357                    2,876,744
                                      -------------------      -----------------
                                         3,768,440                    5,162,777

Costs and expenses
  Software products and services           528,763                      724,747
  Maintenance and support services       1,387,933                    1,397,150
                                      -------------------      -----------------
                                         1,916,696                    2,121,897

  Marketing, general and administrative  2,662,236                    2,232,201
  Research and development                 522,375                      698,774
                                      -------------------      -----------------
                                         5,101,307                    5,052,872
                                      -------------------      -----------------

Operating income (loss)                 (1,332,867)                     109,905

  Interest and other income, net             6,023                      155,303
                                      -------------------      -----------------

Income (Loss) from continuing
 operations before income taxes         (1,326,844)                     265,208

  Provision for (benefit from)
   income taxes                           (510,835)                      98,876
                                      -------------------      -----------------

Income(Loss)from continuing operations    (816,009)                     166,332

Discontinued operation, net of taxes       (69,068)                      45,242
                                      -------------------      -----------------

Net income (loss)                     $   (885,077)                $    211,574
                                      ===================      =================

Earnings (loss) per common and
 common equivalent share
  Continuing operations               $      (0.15)                $       0.02
  Discontinued operation                     (0.01)                        0.01
                                      -------------------      -----------------
                                      $      (0.16)                $       0.03
                                      ===================      =================
Weighted average common and
 common equivalent shares outstanding    5,500,536                    6,496,990
                                      ===================      =================





     The accompanying notes are an integral part of these statements.

                           MEDICUS SYSTEMS CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Six Months Ended
                                        ----------------------------------------
                                          November 30,              November 30,
                                              1997                      1996
                                        ----------------       -----------------
Revenues
  Software products and services        $  3,627,943               $  4,101,769
  Maintenance and support services         4,760,407                  5,257,787
                                        ----------------       -----------------
                                           8,388,350                  9,359,556

Costs and expenses
  Software products and services           1,247,031                  1,238,540
  Maintenance and support services         2,515,083                  2,262,337
                                        ----------------       -----------------
                                           3,762,114                  3,500,877

  Marketing, general and
   administrative                          5,385,899                  4,263,893
  Research and development                 1,503,434                  1,204,214
                                        ----------------       -----------------
                                          10,651,447                  8,968,984
                                        ----------------       -----------------

Operating income (loss)                   (2,263,097)                   390,572

  Interest and other income, net               8,872                    275,397
                                        ----------------       -----------------

Income (Loss) from continuing
 operations before income taxes           (2,254,225)                   665,969

  Provision for (benefit from)
   income taxes                             (867,876)                   258,419
                                        ----------------       -----------------

Income(Loss)from continuing operations    (1,386,349)                   407,550

Discontinued operation, net of taxes          (5,537)                    96,240
                                        ----------------       -----------------

Net income (loss)                       $ (1,391,886)              $    503,790
                                        ================       =================

Earnings (loss) per common and
 common equivalent share
  Continuing operations                 $      (0.25)              $       0.06
  Discontinued operation                        0.00                       0.02
                                        ----------------       -----------------
                                        $      (0.25)              $       0.08
                                        ================       =================
Weighted average common and
 common equivalent shares outstanding      5,501,233                  6,485,121
                                        ================       =================




     The accompanying notes are an integral part of these statements.

                           MEDICUS SYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Six Months Ended
                                       -----------------------------------------
                                         November 30,               November 30,
                                              1997                       1996
                                       -----------------        ----------------

Cash flows from operating activities
 Income (Loss) from continuing operations  $ (1,386,349)         $      407,550
 Adjustments to reconcile to net cash
 from operating activities:
  Depreciation of property and equipment        498,144                 557,087
  Amortization of internally
   developed software                           537,944                 151,588
  Deferred income taxes                        (468,832)                119,507
  Accrued restructuring charge                 (540,153)               (646,281)
  Allowance for doubtful accounts               150,000                    -
  Changes in certain current assets and
   current liabilities:
    Accounts receivable and unbilled
    services                                 (2,953,573)             (3,032,605)
    Due from Managed Care Solutions, Inc.          -                    515,361
    Inventories                                  32,692                  15,962
    Prepaid expenses and other current assets   (76,717)                719,239
    Accounts payable                           (346,179)              1,371,842
    Accrued compensation                        101,681              (1,358,114)
    Deferred revenue                          2,962,255                (531,386)
  Other, net                                    421,971                  91,466
                                       -----------------        ----------------
                                             (1,067,116)             (1,618,784)
                                       -----------------        ----------------

Cash flows from investing activities
 Additions to property and equipment           (140,796)               (312,695)
 Additions to internally developed software    (123,805)               (946,749)
 Proceeds from maturity of short-term
  investments                                      -                  3,594,793
 Proceeds from sale of short-term
  investments                                      -                 58,588,023
 Purchases of short-term investments               -                (59,896,661)
                                       -----------------        ----------------
                                               (264,601)              1,026,711
                                       -----------------        ----------------

Cash flows from financing activities
 Sale of common stock                           247,108                  79,476
                                       -----------------        ----------------
                                                247,108                  79,476
                                       -----------------        ----------------

Net decrease in cash
 and cash equivalents                        (1,084,609)               (512,597)
Cash and cash equivalents,
 beginning of period                          1,205,135                 765,312
Net cash activity from
 discontinued operation                         123,691                 571,994
                                       -----------------        ----------------
Cash and cash equivalents,
 end of period                             $    244,217          $      824,709
                                       =================        ================


      The accompanying notes are an integral part of these statements.

                           MEDICUS SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   In management's opinion, the financial statements of Medicus Systems Corporation (the "Company" or "Medicus") reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the operating results for the quarters and six months ended November 30, 1997 and 1996. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, equity or results of operations.

   Operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

   During the quarter and six months ended November 30, 1996, Medicus performed certain administrative services for Managed Care Solutions, Inc. ("MCS") under a services agreement resulting from the spin off of the Company from MCS on March 1, 1996. During the quarter and six months ended November 30, 1996, the Company received $175,000 and $350,000, respectively, in consideration for these services, and reduced marketing, general and administrative expenses by this amount.

NOTE 2 - QUADRAMED ACQUISITION

   On November 9, 1997, QuadraMed Corporation, a Delaware corporation ("QuadraMed") acquired (the "Acquisition") 56.7% of the outstanding capital stock of the Company. The Acquisition was completed by means of Stock Purchase Agreements, dated as of November 9, 1997, with certain stockholders of the Company (the "Selling Stockholders"). Pursuant to the terms of the Stock Purchase Agreements, the Selling Stockholders agreed to sell an aggregate of 3,111,105 shares of Medicus Common Stock to QuadraMed. In consideration for the transfer of these shares to QuadraMed, QuadraMed paid to the Selling Stockholders $7.50 per share, in cash, without interest, or approximately $23.3 million, together with warrants (the "Warrants") entitling the Selling Stockholders to acquire 0.3125 shares of QuadraMed Common Stock for each share of the Medicus Common Stock sold (subject to adjustment in accordance with the Agreement). The Warrants entitle the Selling Stockholders to purchase QuadraMed Common Stock at a price of $24.00 per share, on the terms set forth in the Warrants.

   Simultaneously with the execution of the Stock Purchase Agreements, QuadraMed and the Company entered into an Agreement and Plan of Reorganization dated as of November 9, 1997 (the "Agreement") pursuant to which a wholly-owned subsidiary of QuadraMed will be merged, subject to the approval of the stockholders of QuadraMed, with and into the Company (the "Merger"). At the effective time of the Merger, the stockholders of the Company participating in the Merger will exchange all outstanding shares of Medicus Common Stock for any of (i) a cash payment of $7.50 per share of Medicus Common Stock, (ii) 0.3125 shares of QuadraMed Common Stock per share of Medicus Common Stock sold (subject to adjustment in accordance with the Agreement), or (iii) a combination of QuadraMed Common Stock and cash. In addition, all stock options previously issued by Medicus and outstanding at the time of the Merger will be assumed by QuadraMed at an exchange ratio of 0.3565 shares of QuadraMed Common Stock for each share of Medicus Common Stock subject to such options. The Acquisition is intended to qualify as a tax-free reorganization within the meaning of Section 368 (a) of the Internal Revenue Code of 1986 and will be accounted for as a purchase transaction.

   The acquisition is subject to approval of the Company's stockholders at a Special Meeting of Stockholders. The terms of the acquisition are set forth in the Agreement filed with the Securities and Exchange Commission by QuadraMed on November 21, 1997.

                           MEDICUS SYSTEMS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


NOTE 3 - RESTRUCTURING CHARGES

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

  The components of the restructuring reserve, which the Company expects will be utilized during the next six months, are as follows:

                                            November 30,          May 31,
                                              1997                  1997
                                         -----------------   -------------------
     Product line exit costs             $     671,978       $     774,425
     Business unit reorganization costs        418,550             674,597
     Employee termination and severance
       costs                                   537,088             798,394
                                         -----------------   -------------------
                                         $   1,627,616       $   2,247,416
                                         =================   ===================

   During the quarter ended November 30, 1997, the Company paid $161,436 in business unit reorganization costs related to the relocation of the CDS division and $86,857 in severance benefits and employee termination costs. During the six months ended November 30, 1997, the Company incurred $79,647 in write-downs of accounts receivable and $22,800 in product line exit costs related to the remaining customer of the previously discontinued CCM product line. The Company also paid $256,047 in business unit reorganization costs related to the relocation of the CDS division and $261,306 in severance benefits and employee termination costs.

                           MEDICUS SYSTEMS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

NOTE 4 - DISCONTINUED OPERATION

   Effective May 31, 1997 the Company adopted a plan to discontinue its contract services line of business. This separate line of business consisted of information systems management contracts with Bethesda, Inc. As a result of this decision, the net assets of the contract services line of business, principally accounts receivable and unbilled services, property and equipment, and accounts payable and other accrued liabilities have been reclassified in the Balance Sheets at November 30, 1997 and May 31, 1997. In addition, the results of operations of the contract services business have been reclassified in the Statements of Operations for the quarters and six months ended November 30, 1997 and 1996 and in the Statements of Cash Flows for the six months ended November 30, 1997 and 1996.

   The following table summarizes unaudited selected financial data of the contract services business for the quarters and six months ended November 30, 1997 and 1996:

                   Three Months Ended                     Six Months Ended
              --------------------------------     -----------------------------
                November 30,    November 30,        November 30,    November 30,

                  1997            1996                1997               1996
              --------------  ----------------     --------------  -------------
Revenues         $2,501,000      $2,539,000          $5,002,000      $5,036,000
Operating
  income (loss)    (112,000)         73,000              (9,000)        156,000


   In December 1997, following meetings with representatives from both Medicus and Bethesda, Inc., the contracts to manage the information systems functions were terminated, effective December 31, 1997. As a result, the Company recorded $150,000 in related settlement costs for the quarter and six months ended November 30, 1997.

NOTE 5 - EARNINGS PER SHARE

   Earnings  (Loss) per common  share have been  computed by dividing net income
(loss) by the weighted average of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and the warrant (when dilutive), using the treasury method from the date of grant. Common stock equivalents are not included in the calculation of loss per share because they are antidilutive.


NOTE 6 - NOTE PAYABLE AND LINE OF CREDIT

   On December 5, 1996, the Company reached an agreement in principle with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek, and a trust of which he is a beneficiary (the "Trust"), one million shares of Medicus Common Stock and 500 shares of Medicus Voting Preferred Stock. In exchange, the Company agreed to pay Mr. Jelinek and the Trust $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and issued to Mr. Jelinek and the Trust 400,000 five-year warrants to purchase Medicus Common Stock at $8.00 per share. Interest costs incurred and paid on the promissory notes totaled $40,040 and $79,705 for the quarter and six months ended November 30, 1997. In December 1997, the notes and related interest were redeemed in their entirety by QuadraMed.

   In April 1997, the Company entered into an agreement with a bank that provides for a secured, revolving line of credit up to a maximum of $2.5 million. The credit facility, which has an initial maturity date of October 1998, bears interest at the bank's prime rate and provides the bank with a first security interest in all assets of the Company. Certain financial covenants and reporting requirements are also included in the agreement. As of November 30, 1997, the Company had not utilized the line of credit.

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

                                                   Percent of Revenues        Percentage         Percent of Revenues     Percentage
                                                   Three Months Ended          Increase           Six Months Ended        Increase
                                                   Nov. 30,   Nov. 30,         (Decrease)        Nov. 30,   Nov. 30,     (Decrease)
                                                   1997       1996           1996 to 1997      1997       1996       1996 to 1997
                                                     ----       ----           ------------      ----       ----       -------------

Revenues
 Software products and services                        37%       44%              (39)%            43%       44%           (12)%
 Maintenance and support services                      63        56               (17)             57        56             (9)
                                                      ----      ----              ----            ----      ----           ----
                                                      100       100               (27)            100       100            (10)
                                                      ----      ----              ----            ----      ----           ----
Costs and expenses
 Software products and services <F1>                   38        32               (27)             34        30              1
 Maintenance and support services <F1>                 58        49                (1)             53        43             11
                                                      ----      ----              ----            ----      ----           ----
                                                       51        41               (10)             45        37              7
 Marketing, general and administrative                 70        43                19              64        46             26
 Research and development                              14        14               (25)             18        13             25
                                                      ----      ----              ----            ----      ----           ----
                                                      135        98                 1             127        96             19
                                                      ----      ----              ----            ----      ----           ----

Operating income (loss)                               (35)        2               N/M             (27)        4            N/M
 Interest and other income, net                         -         3               (96)              -         3            (97)
                                                      ----      ----              ----            ----      ----           ----

Income (Loss) from continuing
 operations before income taxes                       (35)        5               N/M             (27)        7            N/M
 Provision for (benefit from) income taxes            (14)        2               N/M             (10)        3            N/M
                                                      ----      ----                              ----      ----           ----
Income (Loss) from continuing
 operations                                           (21)        3               N/M             (17)        4            N/M
Discontinued operation, net of taxes                   (2)        1               N/M               -         1            N/M
                                                      ----      ----                              ----      ----           ----
Net income (loss)                                     (23)%       4%              N/M             (17)%       5%           N/M
                                                      ====      ====                              ====      ====           ====

<F1>  Shown as a percent of related revenues.


   Operating revenues are derived from two sources: (1) license fees and the related services for licensing the Company's proprietary software products; and
(2) maintenance and support services related to such software products.

                           MEDICUS SYSTEMS CORPORATION
                        RESULTS OF OPERATIONS, Continued

SOFTWARE PRODUCTS AND SERVICES

   Revenues decreased 39% to $1.4 million for the quarter and 12% to $3.6 million for the six months, primarily due to sales force turnover and continued weakness in the Company's primary markets and product lines. Also contributing to the decline for the six months were delays in the release of certain Windows based products from the Clinical Data Systems and Decision Support Systems divisions. Costs and expenses decreased 27% for the quarter but increased 1% for the six months, compared to the corresponding prior year period, and as a percentage of related revenues, increased to 38% from 32% for the quarter and to 34% from 30% for the six months. The decrease for the quarter and six months resulted primarily from lower personnel and service-related expenses, partially offset by increased amortization of capitalized software for the newly released products. In addition, costs and expenses for the six months ended November 30, 1996 included the effect of the Company's decision to reduce its reserve for continuing obligations on product line exit costs by $200,000, as a result of favorable negotiations with its customers.

MAINTENANCE AND SUPPORT SERVICES

   Revenues decreased 17% to $2.4 million for the quarter and 9% to $4.8 million for the six months, primarily due to modest increases associated with customer migrations being more than offset by discontinued support services on individual modules from the Company's PFS customers as well as slightly higher cancellations overall. Costs and expenses for the quarter decreased 1% but increased 11% for the six months compared to the corresponding prior year periods, and as a percentage of related revenues, increased to 58% from 49% for the quarter and to 53% from 43% for the six months. The increase for the six months is primarily due to additional labor costs incurred to support new product releases from the Clinical Data Systems and Decision Support Systems divisions and higher labor costs resulting from shifts to maintenance and support activities from development activities.

MARKETING, GENERAL AND ADMINISTRATIVE

   Expenses increased 19% to $2.7 million for the quarter and 26% to $5.4 million for the six months. The increase was primarily due to $162,000 and $301,000 in costs and expenses, for the quarter and six months, respectively, related to the move of the Alameda office. Additionally, costs and expenses for the quarter and six months ended November 30, 1996 include the effect of $175,000 and $350,000, respectively, in administrative fees the Company received as a result of the services agreement with MCS. Costs and expenses for the quarter ended November 30, 1996 also include the effect of the Company's decision to reduce its reserve for future severance obligations by $100,000, due to favorable settlements with two of its employees.

RESEARCH AND DEVELOPMENT

   Actual research and development expenses decreased 52% to $576,000 for the quarter and 29% to $1,627,000 for the six months. Research and development costs presented in the accompanying financial statements were $522,000 and $1,503,000 for the quarter and six months, respectively, compared to $699,000 and $1,204,000 in the corresponding prior year periods. The Company also capitalized software development costs of $54,000 and $124,000 during the quarter and six months, respectively, compared to $476,000 and $947,000 in the corresponding prior year periods, reflecting the release of new products in the quarter ended August 31, 1997 and the resulting cessation of software cost capitalization. Actual research and development expenditures were 42% and 45% of software products and services revenues for the quarter and six months ended November 30, 1997, respectively, compared to 52% and 56% in the corresponding prior year periods.

   During the first six months of fiscal 1998, the Company's development efforts were focused on the Decision Support Systems product line and the Clinical Data Systems product line. During the first six months of fiscal 1997, the Company was engaged in several development projects, including the Resource Case Management System, and the Decision Support Systems and Clinical Data Systems product lines.

                           MEDICUS SYSTEMS CORPORATION
                        RESULTS OF OPERATIONS, Continued

INTEREST AND OTHER INCOME, NET

   Interest and other income, net decreased 96% to $6,000 for the quarter and 97% to $9,000 for the six months, primarily due to lower average cash balances and interest expense incurred relating to the promissory notes.

INCOME TAXES

   The Company's effective tax rate was 38.5% for the quarter and six months ended November 30, 1997, compared to 37.3% and 38.8% in the corresponding prior periods.

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

   At November 30, 1997, the Company had available cash reserves of $244,000. In addition, the Company had a $2.5 million standby credit facility as well as funds from QuadraMed available. The Company anticipates cash outlays of approximately $1.7 million in the next six months, resulting primarily from its decision to reorganize its business units and to exit certain product lines.
However, cash outlays related to the Company's 8% promissory notes no longer exist since the notes were redeemed in their entirety by QuadraMed in December, 1997.

   While the Company has experienced negative cash flows from operating activities during the past two fiscal years, management believes that, as a result of significant reductions in expenses, its cash flows will improve. While there can be no assurance that this will occur, the Company currently believes that it will have adequate financial resources available from operations and the available credit facility and intercompany (QuadraMed) sources to provide sufficient liquidity to meet its ordinary capital requirements for the foreseeable future, including cash outlays related to the Company's restructuring plan.

   During its second fiscal quarter, the Company billed its clients in advance for the next calendar year's maintenance and support services provided on its software products. This generated an increase in the Company's accounts receivable and deferred revenue balances, and will increase cash balances in subsequent months as the related accounts receivable are collected.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders during the Medicus Systems Corporation Annual Meeting of Stockholders held November 17, 1997:

                             Votes Cast    Authority
 Description of Matter         For         Withheld
                            ------------  ------------
1.  Election of Directors:
     William G. Brown         5,157,437       18,877
     Dorsey R. Gardner        5,157,623       18,691
     Jon E. M. Jacoby         5,157,623       18,691
     Richard C. Jelinek       5,151,778       24,536
     John P. Kunz             5,157,323       18,991
     Risa Lavizzo-Mourey      5,157,623       18,691
     Patrick C. Sommers       5,157,578       18,736
     Gail L. Warden           5,157,623       18,691



                             Votes Cast    Votes Cast                   Broker
                               For         Against       Abstentions   Non-Votes
                            ------------  ------------  ------------  ----------
2.  Proposal to approve the
    Company's 1997 Directors'
    Stock Option Plan         5,102,927       48,794         10,604       13,989



Item 5.  Other Information.

   On November 9, 1997, QuadraMed Corporation, a Delaware corporation ("QuadraMed") acquired (the "Acquisition") 56.7% of the outstanding capital stock of the Company. The Acquisition was completed by means of Stock Purchase Agreements, dated as of November 9, 1997, with certain stockholders of the Company (the "Selling Stockholders"). Pursuant to the terms of the Stock Purchase Agreements, the Selling Stockholders agreed to sell an aggregate of 3,111,105 shares of Medicus Common Stock to QuadraMed. In consideration for the transfer of these shares to QuadraMed, QuadraMed paid to the Selling Stockholders $7.50 per share, in cash, without interest, or approximately $23.3 million, together with warrants (the "Warrants") entitling the Selling Stockholders to acquire 0.3125 shares of QuadraMed Common Stock for each share of the Medicus Common Stock sold (subject to adjustment in accordance with the Agreement). The Warrants entitle the Selling Stockholders to purchase QuadraMed Common Stock at a price of $24.00 per share, on the terms set forth in the Warrants.

   Simultaneously with the execution of the Stock Purchase Agreements, QuadraMed and the Company entered into an Agreement and Plan of Reorganization dated as of November 9, 1997 (the "Agreement") pursuant to which a wholly-owned subsidiary of QuadraMed will be merged, subject to the approval of the stockholders of QuadraMed, with and into the Company (the "Merger"). At the effective time of the Merger, the stockholders of the Company participating in the Merger will exchange all outstanding shares of Medicus Common Stock for any of (i) a cash payment of $7.50 per share of Medicus Common Stock, (ii) 0.3125 shares of QuadraMed Common Stock per share of Medicus Common Stock sold (subject to adjustment in accordance with the Agreement), or (iii) a combination of QuadraMed Common Stock and cash. In addition, all stock options previously issued by Medicus and outstanding at the time of the Merger will be assumed by QuadraMed at an exchange ratio of 0.3565 shares of QuadraMed Common Stock for each share of Medicus Common Stock subject to such options. The Acquisition is intended to qualify as a tax-free reorganization within the meaning of Section 368 (a) of the Internal Revenue Code of 1986 and will be accounted for as a purchase transaction.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K (dated November 9, 1997) with the Securities and Exchange Commission on November 10, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     MEDICUS SYSTEMS CORPORATION
                                                     ---------------------------
                                                               (Registrant)




        January 14, 1998                              /s/  Patrick C. Sommers
-------------------------------------     --------------------------------------
                                                           Patrick C. Sommers
                                                               President
                                                     (Chief Executive Officer)


        January 14, 1998                              /s/  Bernie J. Murphy
-------------------------------------     --------------------------------------
                                                           Bernie J. Murphy
                                                             Vice President
                                                    (Chief Financial Officer)