Form 10-Q
period 1998-02-28
MEDICUS SYSTEMS CORP /DE/
filed 1998-04-20
CIK 1006361

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          MEDICUS SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-4056769
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
        ONE ROTARY CENTER, SUITE 1111
           EVANSTON, ILLINOIS 60201                            (847)570-7500
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (REGISTRANT'S TELEPHONE NUMBER)

                         COMMISSION FILE NUMBER 0-27614

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     There were 5,528,194 shares of common stock outstanding as of April 15, 1998.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MEDICUS SYSTEMS CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              FEBRUARY 28,   MAY 31,
                                                                  1998        1997
                                                              ------------   -------
                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................    $    629     $ 1,205
  Accounts receivable and unbilled services, net............      10,207      10,501
  Inventories...............................................         204         214
  Prepaid expenses and other................................         426         259
  Prepaid and deferred income taxes.........................          --       2,148
  Net assets of discontinued operation......................          --         111
                                                                --------     -------
                                                                  11,466      14,438
                                                                --------     -------
PROPERTY AND EQUIPMENT, NET.................................       1,574       2,335
INTERNALLY DEVELOPED SOFTWARE, NET..........................       2,356       3,088
INSTALLMENT ACCOUNTS RECEIVABLE DUE AFTER ONE YEAR, NET.....         379         533
DEFERRED INCOME TAXES.......................................          --       2,455
                                                                --------     -------
                                                                $ 15,775     $22,849
                                                                ========     =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Payable to QuadraMed Corporation..........................    $  2,079     $    --
  Accounts payable..........................................         375         598
  Accrued compensation......................................         552         453
  Accrued restructuring charge..............................       1,056       2,247
  Other accrued liabilities.................................       1,310       1,138
  Deferred revenue..........................................       8,633       6,911
  Notes payable.............................................          --       1,000
                                                                --------     -------
                                                                  14,005      12,347
                                                                --------     -------
Notes payable...............................................          --       1,000
                                                                --------     -------
Stockholders' equity
  Preferred stock...........................................         500         500
  Common stock..............................................          65          65
  Capital in excess of par value............................      22,342      22,064
  Capital in excess of par value -- warrant.................         944         944
  Less treasury stock:
     Preferred stock, at cost...............................        (500)       (500)
     Common stock, at cost..................................      (5,687)     (5,687)
  Accumulated deficit.......................................     (15,894)     (7,884)
                                                                --------     -------
                                                                   1,770       9,502
                                                                --------     -------
                                                                $ 15,775     $22,849
                                                                ========     =======

        The accompanying notes are an integral part of these statements.

                          MEDICUS SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 28,
                                                                  1998            1997
                                                              ------------    ------------
Revenues
  Software products and services............................    $ 1,222         $ 1,688
  Maintenance and support services..........................      1,959           2,376
                                                                -------         -------
                                                                  3,181           4,064
Costs and expenses
  Software products and services............................        481             801
  Maintenance and support services..........................      1,114           1,623
                                                                -------         -------
                                                                  1,595           2,424
  Marketing, general and administrative.....................      2,598           3,149
  Research and development..................................        300             385
  Restructuring charges.....................................         --           2,800
  Stock repurchase..........................................         --           1,690
                                                                -------         -------
                                                                  4,493          10,448
                                                                -------         -------
Operating loss..............................................     (1,312)         (6,384)
  Interest and other income, net............................         --              79
                                                                -------         -------
Loss from continuing operations before income taxes.........     (1,312)         (6,305)
  Provision for (benefit from) income taxes.................      5,306          (2,267)
                                                                -------         -------
Loss from continuing operations.............................     (6,618)         (4,038)
Discontinued operation, net of taxes........................         --             108
                                                                -------         -------
Net loss....................................................    $(6,618)        $(3,930)
                                                                =======         =======
Basic and Diluted loss per share
  Continuing operations.....................................    $ (1.20)        $ (0.62)
  Discontinued operation....................................         --            0.02
                                                                -------         -------
                                                                $ (1.20)        $ (0.60)
                                                                =======         =======
Basic and Diluted weighted average shares outstanding......      5,510           6,503
                                                                =======         =======

        The accompanying notes are an integral part of these statements.

                          MEDICUS SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 28,
                                                                  1998            1997
                                                              ------------    ------------
Revenues
  Software products and services............................    $ 4,850         $ 5,723
  Maintenance and support services..........................      6,719           7,623
                                                                -------         -------
                                                                 11,569          13,346
Costs and expenses
  Software products and services............................      1,728           1,981
  Maintenance and support services..........................      3,629           3,864
                                                                -------         -------
                                                                  5,357           5,845
  Marketing, general and administrative.....................      7,984           7,402
  Research and development..................................      1,803           1,766
  Restructuring charges.....................................         --           2,800
  Stock repurchase..........................................         --           1,690
                                                                -------         -------
                                                                 15,144          19,503
                                                                -------         -------
Operating loss..............................................     (3,575)         (6,157)
  Interest and other income, net............................          9             355
                                                                -------         -------
Loss from continuing operations before income taxes.........     (3,566)         (5,802)
  Provision for (benefit from) income taxes.................      4,438          (1,948)
                                                                -------         -------
Loss from continuing operations.............................     (8,004)         (3,854)
Discontinued operation, net of taxes........................         (6)            428
                                                                -------         -------
Net loss....................................................    $(8,010)        $(3,426)
                                                                =======         =======
Basic and Diluted loss per share
  Continuing operations.....................................    $ (1.45)        $ (0.59)
  Discontinued operation....................................         --            0.06
                                                                -------         -------
                                                                $ (1.45)        $ (0.53)
                                                                =======         =======
Basic and Diluted weighted average shares outstanding.......      5,508           6,491
                                                                =======         =======

        The accompanying notes are an integral part of these statements.

                          MEDICUS SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 28,
                                                                  1998            1997
                                                              ------------    ------------
Cash flows from operating activities:
  Loss from continuing operations...........................    $(8,110)        $ (3,426)
  Adjustments to reconcile to net cash from operating
     activities:
     Depreciation of property and equipment.................        596              528
     Amortization of internally developed software..........        838              514
     Accrued restructuring charges..........................        860            1,694
     Stock repurchase.......................................         --            1,690
     Changes in current assets and current liabilities:
       Accounts receivable and unbilled services............        294           (4,982)
       Due from Managed Care Solutions, Inc.................         --              647
       Inventories..........................................         10               --
       Prepaid expenses and other current assets............       (167)             597
       Deferred income taxes................................      2,758           (1,948)
       Accounts payable and other accrued liabilities.......        728              514
       Payable to QuadraMed Corporation.....................      2,079               --
       Accrued compensation.................................         99             (642)
       Deferred revenue.....................................      1,722            3,768
       Other, net...........................................       (277)             415
                                                                -------         --------
                                                                  1,430             (263)
                                                                -------         --------
Cash flows from investing activities:
  Additions to property and equipment.......................       (377)            (538)
  Additions to internally developed software................         --           (1,809)
  Proceeds from maturity of short-term investments..........         --            4,784
  Proceeds from sale of short-term investments..............         --           79,688
  Purchases of short-term investments.......................         --          (81,778)
                                                                -------         --------
                                                                   (377)             347
                                                                -------         --------
Cash flows from financing activities:
  Repayment of notes payable................................     (2,000)              --
  Sale of common stock......................................        247              126
                                                                -------         --------
                                                                 (1,753)             126
                                                                -------         --------
Net increase (decrease) in cash and cash equivalents........       (700)             210
Cash and cash equivalents, beginning of period..............      1,205              765
Net cash activity from discontinued operation...............        124               --
                                                                -------         --------
Cash and cash equivalents, end of period....................    $   629         $    975
                                                                =======         ========

        The accompanying notes are an integral part of these statements.

                          MEDICUS SYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     In management's opinion, the financial statements of Medicus Systems Corporation (the "Company" or "Medicus") a majority subsidiary of QuadraMed Corporation reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the operating results for the quarters and nine months ended February 28, 1998 and 1997, respectively. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, equity or results of operations.

     Operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

NOTE 2 -- QUADRAMED ACQUISITION OF MAJORITY INTEREST

     In November 1997, QuadraMed Corporation, a Delaware corporation ("QuadraMed") acquired 3,111,105 shares of Common Stock of Medicus Systems Corporation ("Medicus") or 56.7 percent of the then issued and outstanding shares of Medicus Common Stock from certain selling stockholders. Pursuant to individual stock purchase agreements (the "Stock Purchase Agreements"), QuadraMed agreed to pay the selling stockholders $7.50 per share, in cash and a note payable, together with a warrant ("Warrant") entitling the selling stockholders to acquire 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold to QuadraMed. The exercise price of the Warrants is $24 per share of QuadraMed Common Stock subject to adjustments and certain limitations. The consideration paid by QuadraMed to selling stockholders was approximately $23,300,000 in cash, plus Warrants to purchase an aggregate of 972,220 shares of QuadraMed Common Stock at $24 per share.

     In conjunction with the Stock Purchase Agreements discussed above, QuadraMed entered into an Agreement and Plan of Reorganization in November 1997 (the "Merger Agreement"), by and among QuadraMed and Medicus to purchase the remaining 43.3 percent of outstanding Common Stock held by Medicus stockholders. The consummation of the merger between both companies will result in the extinguishment and conversion of all the outstanding shares of Common Stock of Medicus into the right to receive any of (i) a cash payment of $7.50 per share of Medicus Common Stock, (ii) .3125 shares of Common Stock of QuadraMed for each share of Medicus Common Stock, subject to adjustment and certain limitations as provided in the Merger Agreement, or (iii) a combination of cash and QuadraMed Common Stock.

     In connection with the agreements discussed above, QuadraMed purchased its
56.7 percent interest in Medicus for a purchase price of approximately $26,300,000, which was comprised of a cash payment of $23,300,000, and the value of options and warrants issued of $700,000 and transaction costs of $2,300,000. QuadraMed also assumed two-year promissory notes aggregating $2,000,000 which were bearing interest at 8 percent and were repaid by QuadraMed in December 1997. QuadraMed is expected to complete the acquisition of Medicus in its quarter ending June 30, 1998.

                          MEDICUS SYSTEMS CORPORATION

                                  (UNAUDITED)


NOTE 3 -- RESTRUCTURING CHARGES

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

     The components of the restructuring reserve, which the Company expects will be utilized during the next six months, are as follows:

                                                              FEBRUARY 28,     MAY 31,
                                                                  1998           1997
                                                              ------------    ----------
Product line exit costs.....................................   $  502,000     $  774,000
Business unit reorganization costs..........................      274,000        675,000
Employee termination and severance costs....................      280,000        798,000
                                                               ----------     ----------
                                                               $1,056,000     $2,247,000
                                                               ==========     ==========

     During the quarter ended February 28, 1998, the Company paid $145,000 in business unit reorganization costs related to the relocation of the CDS division, $257,000 in severance benefits and employee termination costs and wrote-off $170,000 of accounts receivable associated with its CDS division. During the nine months ended February 28, 1998, the Company incurred $250,000 in write- downs of accounts receivable and $22,000 in product line exit costs related to the remaining customer of the previously discontinued CCM product line. The Company also paid $401,000 in business unit reorganization costs related to the relocation of the CDS division and $518,000 in severance benefits and employee termination costs.

                          MEDICUS SYSTEMS CORPORATION

                                  (UNAUDITED)

NOTE 4 -- DISCONTINUED OPERATION

     Effective May 31, 1997 the Company adopted a plan to discontinue its contract services line of business. This separate line of business consisted of information systems management contracts with Bethesda, Inc. As a result of this decision, the net assets of the contract services line of business, principally accounts receivable and unbilled services, property and equipment, and accounts payable and other accrued liabilities have been reclassified to Net Assets of Discontinued Operation in the Balance Sheets at February 28, 1998 and May 31, 1997. In addition, the results of operations of the contract services business have been reclassified in the Statements of Operations for the quarters and nine months ended February 28, 1998 and 1997 and in the Statements of Cash Flows for the nine months ended February 28, 1998 and 1997.

     The following table summarizes unaudited selected financial data of the contract services business for the quarters and nine months ended February 28, 1998 and 1997:

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                           1998           1997           1998           1997
                                       ------------   ------------   ------------   ------------
Revenues.............................      $--         $2,506,000     $5,002,000     $7,542,000
Operating income (loss)..............       --             44,000         (9,000)       140,000

     In December 1997, following meetings with representatives from both Medicus and Bethesda, Inc., the contracts to manage the information systems functions were terminated, effective December 31, 1997. As a result, the Company recorded $150,000 in related settlement costs in November 1997.

NOTE 5 -- EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" effective for its quarter ended February 28, 1998. SFAS 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during the periods.

     Diluted earnings per common share is computed by dividing net income
(loss) by the weighted average of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and the warrants (when dilutive), using the treasury method from the date of grant. Common stock equivalents are not included in the calculation of loss per share because they are antidilutive. All prior period earnings numbers have been restated to conform to SFAS 128. Due to the Company's net loss position in all periods, weighted shares used for both basic and diluted earnings per share are equivalent.

NOTE 6 -- NOTE PAYABLE AND LINE OF CREDIT

     On December 5, 1996, the Company reached an agreement in principle with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek, and a trust of which he is a beneficiary (the "Trust"), one million shares of Medicus Common Stock and 500 shares of Medicus Voting Preferred Stock. In exchange, the Company agreed to pay Mr. Jelinek and the Trust $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and issued to Mr. Jelinek and the Trust 400,000 five-year warrants to purchase Medicus Common Stock at $8.00 per share. Interest costs incurred and paid on the promissory notes totaled $40,040 and $79,705 for the quarter and nine months ended February 28, 1998. In December 1997, the notes and related interest were repaid in their entirety by QuadraMed.

     In April 1997, the Company entered into an agreement with a bank that provides for a secured, revolving line of credit up to a maximum of $2.5 million. The credit facility, which has an initial maturity date of October 1998, bears interest at the bank's prime rate and provides the bank with a first security interest in all assets of the Company. Certain financial covenants and reporting requirements are also included in the agreement. As of November 30, 1997, the Company had not utilized the line of credit. The line of credit was terminated by QuadraMed in January 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              MEDICUS SYSTEMS CORPORATION
                                 RESULTS OF OPERATIONS

     Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements.

     Some of these uncertainties that may affect future results are discussed in more detail below under "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward-looking statement.

     In November 1997, QuadraMed Corporation acquired a 56.7% majority interest in the Company and executed an agreement to merge with the Company. It is anticipated that the merger will be completed in May or June 1998. Since November 1997, QuadraMed has controlled the day-to-day operations of the Company, and the business of the Company has been integrated into QuadraMed's business and the Company's financial results are included in QuadraMed's consolidated financial statements. Investors are advised to consider the Company's performance in conjunction with the business and financial performance of QuadraMed.

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

SOFTWARE PRODUCTS AND SERVICES

     Revenues decreased 28% to $1.2 million for the quarter and 15% to $4.9 million for the nine months, primarily due to sales force turnover and continued weakness in the Company's primary markets and product lines. Also contributing to the decline for the nine months were delays in the release of certain Windows based products from the Clinical Data Systems and Decision Support Systems divisions. Costs and expenses decreased 40% for the quarter and 13% for the nine months, compared to the corresponding prior year period, and as increased a percentage of related revenues, decreased to 39% from 47% for the quarter and increased to 36% from 35% for the nine months ended February 28, 1998. The decrease in cost of software products and services is primarily due to fewer personnel associated with the installation of products. As a percentage of software products and services, costs decreased primarily due to continued weaknesses in the Company's primary markets and product lines during the quarter ended February 28, 1998.

MAINTENANCE AND SUPPORT SERVICES

     Revenues decreased 18% to $2.0 million for the quarter and 12% to $6.7 million for the nine months, primarily due to modest increases associated with customer migrations being more than offset by higher cancellations overall during the quarter and nine months ended February 28, 1998. Costs and expenses for the quarter decreased 31% and 6% for the quarter and nine months compared to the corresponding prior year periods, and as a percentage of related revenues, decreased to 57% from 68% for the quarter and increased slightly to 54% from 51% for the nine months. Costs and expenses decreased during the quarter primarily due to fewer personnel associated with such revenue along with a slight shift in personnel from customer support to research and development.

MARKETING, GENERAL AND ADMINISTRATIVE

     Marketing, general and administrative expenses decreased 17% to $2.6 million for the quarter and increased 8% to $8.0 million for the nine months. The decrease in the quarter ended February 28, 1998 is primarily attributed to significant reductions in general and administrative personnel in the Company's headquarters in Evanston, Illinois, including personnel in the finance and accounting departments, which responsibilities have been transferred to QuadraMed and the elimination of certain senior management of the Company. This was offset by an increase in the Company's accounts receivable allowance for doubtful of approximately $1,000,000 and the writedown of certain equipment for approximately $400,000 as Management of QuadraMed determined such equipment had no future realizeable value.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 22% to $300,000 for the quarter and increased to 2% to $1.8 million for the nine months. The Company capitalized software development costs of zero and $124,000 in the quarter and nine months ended February 28, 1998. Research and development expenditures as a percentage of software products and services revenue were 25% and 37% for the quarter and nine months ended February 28, 1998, respectively, compared to 23% and 31% in the corresponding prior year periods. The increase in research and development expenditures as a percentage of software products and services revenue for the quarter and the nine months ended February 28, 1998 is primarily attributed to the decrease in software products and services revenue.

     During the first nine months of fiscal 1998, the Company's development efforts were focused on the Decision Support Systems product line and the Clinical Data Systems product line. During the first nine months of fiscal 1997, the Company was engaged in several development projects, including the Resource Case Management System, and the Decision Support Systems and Clinical Data Systems product lines.

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

STOCK REPURCHASE

     On December 5, 1996, the Company reached an agreement in principle (the "Agreement") with its founder, Richard C. Jelinek, to purchase from Mr. Jelinek one million shares of Common Stock and 500 shares of Voting Preferred Stock. Also, Mr. Jelinek agreed to resign as Chairman and agreed not to attempt to seek voting control of the Company for a period of five years. In exchange, the Company agreed to pay Mr. Jelinek $4.5 million in cash and $2.0 million in 8% two-year promissory notes, and will issue to Mr. Jelinek 400,000 warrants to purchase Common Stock at $8.00 per share. The promissory notes were repaid by QuadraMed in December 1997.

     The Company's results of operations for the quarter and nine months ended February 28, 1997 include $1,690,042 in related costs and expenses, as a result of the Agreement. Amounts in excess of the fair value of the Common Stock and the exercise price of the Voting Preferred Stock aggregating $1,319,000, have been expensed as these amounts are attributable to the control represented by the stock being acquired and are not expected to benefit the Company's future operations. Also included are $371,042 in outside professional fees incurred to consummate the Agreement. The Company recorded the charge in the quarter ended February 28, 1997, even though consummation did not occur until March 19, 1997, because, prior to February 28, 1997, it controlled enough votes through the Board of Directors and the receipt of irrevocable proxies to ensure approval of the Agreement at the Annual Meeting of Stockholders.

INTEREST INCOME

     Interest and other income, net decreased to zero and $9,000 for the quarter and nine months ended February 28, 1998, compared to $79,000 and $355,000 in the corresponding period last year. The decreases were primarily due to a decrease in the cash and investment balances.

INCOME TAXES

     Based on current and planned operations, the Company has established a full valuation allowance of approximately $5.3 million against its deferred tax assets, as it believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                       FINANCIAL CONDITION AND LIQUIDITY

     As a result of the Company's commitment to expand its software products and services, funds are required to support its ongoing product research and development activities and the infrastructure required to serve its customer base. Historically, cash generated from its operations has been an important contributor to these needs. As a result of the market factors adversely affecting fiscal 1997 results, as well as the stock repurchase transaction, the Company was required to use a significant portion of its cash reserves. It is expected that, following the restructuring efforts begun in prior periods and funding available from QuadraMed, the Company will return to a situation where cash from operations will provide an important source of liquidity to support its normal capital needs, although numerous factors, including any reductions in revenues from currently anticipated amounts, could affect the amount of such cash available.

     At February 28, 1998, the Company had available cash reserves of $629,000. In addition, the Company has available funding from QuadraMed. While the Company has experienced negative cash flows from operating activities during the past two fiscal years, management believes that, as a result of significant reductions in expenses, its cash flows will improve. While there can be no assurance that this will occur, the Company currently believes that it will have adequate financial resources available from operations and intercompany (QuadraMed) sources to provide sufficient liquidity to meet its ordinary capital requirements for the foreseeable future, including cash outlays related to the Company's restructuring plan.

     During its second fiscal quarter, the Company billed its clients in advance for the next calendar year's maintenance and support services provided on its software products. This generated an increase in the Company's accounts receivable and deferred revenue balances, and will increase cash balances in subsequent months as the related accounts receivable are collected.

     Cash flow from operations to $1.4 of positive cash flow in the three months ended February 28, 1998 as compared to a cash outflow of $263,000 for the three months ended February 28, 1998. This increase is primarily attributable to a decrease in the Company's net loss after factoring out non-cash income tax expenses during the quarter ended February 28, 1998. Cash flows from financing activities included $2.0 million if repayments of notes payable during the quarter ended February 28, 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," issued in February 1997, changes the method of calculating earnings per share and became effective for the Company's quarter ended February 28, 1998. All prior period earnings per share data have been restated to conform to SFAS 128.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEDICUS SYSTEMS CORPORATION
                                          (Registrant)

April 20, 1998                                   /s/ BERNIE J. MURPHY
                                          --------------------------------------
                                                     Bernie J. Murphy
                                                      Vice President
                                                (Chief Financial Officer)