Form 10-Q/A
period 1998-02-28
MEDICUS SYSTEMS CORP /DE/
filed 1998-04-23
CIK 1006361

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                  FORM 10-Q/A
                            ------------------------


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

                          MEDICUS SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 28,
                                                                  1998            1997
                                                              ------------    ------------

Cash flows from operating activities:
  Loss from continuing operations...........................    $(8,010)        $ (3,426)
  Adjustments to reconcile to net cash from operating
     activities:
     Depreciation of property and equipment.................        596              528
     Amortization of internally developed software..........        738              514
     Accrued restructuring charges..........................        860            1,694
     Stock repurchase.......................................         --            1,690
     Provision for doubtful accounts........................      1,000              368
     Changes in current assets and current liabilities:
       Accounts receivable and unbilled services............       (706)          (4,982)
       Due from Managed Care Solutions, Inc.................         --              647
       Inventories..........................................         10               --
       Prepaid expenses and other current assets............       (167)             597
       Deferred income taxes................................      2,758           (1,948)
       Accounts payable and other accrued liabilities.......        728              514
       Payable to QuadraMed Corporation.....................      2,079               --
       Accrued compensation.................................         99             (642)
       Deferred revenue.....................................      1,722            3,768
       Other, net...........................................       (277)             415
                                                                -------         --------
                                                                  1,430             (263)
                                                                -------         --------
Cash flows from investing activities:
  Additions to property and equipment.......................       (377)            (538)
  Additions to internally developed software................         --           (1,809)
  Proceeds from maturity of short-term investments..........         --            4,784
  Proceeds from sale of short-term investments..............         --           79,688
  Purchases of short-term investments.......................         --          (81,778)
                                                                -------         --------
                                                                   (377)             347
                                                                -------         --------
Cash flows from financing activities:
  Repayment of notes payable................................     (2,000)              --
  Sale of common stock......................................        247              126
                                                                -------         --------
                                                                 (1,753)             126
                                                                -------         --------
Net increase (decrease) in cash and cash equivalents........       (700)             210
Cash and cash equivalents, beginning of period..............      1,205              765
Net cash activity from discontinued operation...............        124               --
                                                                -------         --------
Cash and cash equivalents, end of period....................    $   629         $    975
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

                                          MEDICUS SYSTEMS CORPORATION
                                          (Registrant)

April 23, 1998                                   /s/ BERNIE J. MURPHY
                                          --------------------------------------
                                                     Bernie J. Murphy
                                                      Vice President
                                                (Chief Financial Officer)